Form 10QSB
period 1996-06-30
NEXTLINK COMMUNICATIONS LLC; NEXTLINK CAPITAL INC
filed 1996-08-14
CIK 1015126, 1015125

                                                                  CONFORMED COPY




                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended June 30, 1996.

                   Commission file numbers:  333-4603; 333-4603-01


                           NEXTLINK COMMUNICATIONS, L.L.C.
                                NEXTLINK CAPITAL, INC.
- --------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

         Washington                                        91-1678465
         Washington                                        91-1716062
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization                      Identification No.)


    155 108TH AVENUE NE, 8TH FLOOR, BELLEVUE, WA              98004
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                    (206) 519-8900
- --------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    No X .
           --    --

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10QSB and is therefore filing this form with the reduced disclosure format.

The number of shares of NEXTLINK Capital, Inc.'s common stock outstanding as of August 1, 1996 was 1,000.

                                 Page 1 of 14 pages.
                              Exhibit index at page 13.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                       JUNE 30,         DECEMBER 31,
                                                        1996                1995
                                                    ------------        ------------
Current assets:
    Cash and cash equivalents....................   $    178,357        $      1,350
    Accounts receivable, net.....................          7,009               3,563
    Other........................................            664                 746
    Pledged securities...........................         36,233                  --
                                                    ------------        ------------
         Total current assets....................        222,263               5,659

Pledged securities...............................         82,666                  --
Property and equipment, net......................         67,509              29,664
Goodwill, net....................................         22,780              12,137
Other intangible assets, net.....................          4,976               5,751
Other assets, net ...............................         12,289                 250
                                                    ------------        ------------
         Total assets............................   $    412,483        $     53,461
                                                    ------------        ------------
                                                    ------------        ------------

Current liabilities:
    Bank overdraft...............................   $         --        $      1,373
    Accounts payable.............................          9,048               4,315
    Accrued expenses.............................          4,698               1,266
    Accrued interest payable ....................          8,021                  --
    Payable to affiliates........................          1,500               4,937
                                                    ------------        ------------
         Total current liabilities...............         23,267              11,891

Long-term liabilities:
    Capital lease obligation.....................          5,077                  --
    Long-term debt...............................        350,000                  --
    Other........................................          2,008               1,965
                                                    ------------        ------------
         Total liabilities.......................        380,352              13,856

Minority interest ...............................            517               2,886
Members' equity..................................         31,614              36,719
                                                    ------------        ------------
         Total liabilities and members' equity...   $    412,483        $     53,461
                                                    ------------        ------------
                                                    ------------        ------------




See accompanying notes to unaudited consolidated interim financial statements.

                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                             ------------------------      ------------------------
                                                              1996            1995          1996            1995
                                                             ---------      ---------      ---------      ---------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,671      $   1,000      $  12,041      $   1,399

Costs and expenses:
    Operating. . . . . . . . . . . . . . . . . . . . . . .      6,117          1,156         10,813          1,794
    Selling, general and administrative. . . . . . . . . .      6,975          1,467         12,491          2,220
    Depreciation . . . . . . . . . . . . . . . . . . . . .      1,310            185          2,387            315
    Amortization of intangible assets. . . . . . . . . . .      1,013            482          1,765            964
                                                             ---------      ---------      ---------      ---------
    Total costs and expenses . . . . . . . . . . . . . . .     15,415          3,290         27,456          5,293

                                                             ---------      ---------      ---------      ---------
Loss from operations . . . . . . . . . . . . . . . . . . .     (8,744)        (2,290)       (15,415)        (3,894)

Interest income. . . . . . . . . . . . . . . . . . . . . .      3,787             --          4,029             --
Interest expense . . . . . . . . . . . . . . . . . . . . .     (8,832)           (10)        (9,568)           (10)

                                                             ---------      ---------      ---------      ---------
Loss before minority interest. . . . . . . . . . . . . . .    (13,789)        (2,300)       (20,954)        (3,904)

 Minority interest in loss of consolidated
  subsidiaries . . . . . . . . . . . . . . . . . . . . . .         72             46            121             89

                                                             ---------      ---------      ---------      ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .   $(13,717)      $ (2,254)      $(20,833)      $ (3,815)
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------




See accompanying notes to unaudited consolidated interim financial statements.

                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            -------------------------     -------------------------
                                                              1996           1995          1996             1995
                                                             --------       --------       --------        -------
OPERATING ACTIVITIES:
    Net loss   . . . . . . . . . . . . . . . . . . . . .     $(13,717)       $(2,254)      $(20,833)       $(3,815)

    Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization . . . . . . . . .        2,323            667          4,152          1,279
         Minority interest in loss of consolidated
           subsidiaries. . . . . . . . . . . . . . . . .          (72)           (46)          (121)           (89)
         Changes in assets and liabilities, net of
           effects from acquisitions:
              Accounts receivable. . . . . . . . . . . .       (1,776)          (739)        (3,446)        (1,145)
              Other current assets . . . . . . . . . . .          187            (92)            82            (92)
              Other noncurrent assets. . . . . . . . . .         (167)          (635)        (1,254)        (1,753)
              Accounts payable . . . . . . . . . . . . .        2,837            869          4,733          1,690
              Accrued interest expense . . . . . . . . .        8,021             --          8,021             --
              Accrued expenses . . . . . . . . . . . . .        2,188            325          2,522          1,348
              Other noncurrent liabilities . . . . . . .         (301)            --            (74)            --
                                                             --------       --------       --------        -------
               . . . . . . . . . . . . . . . . . . . . .       13,240            349         14,615          1,238
                                                             --------       --------       --------        -------
Net cash used in operating activities. . . . . . . . . .         (477)        (1,905)        (6,218)        (2,577)

INVESTING ACTIVITIES:
    Purchase of pledged securities . . . . . . . . . . .     (117,688)            --       (117,688)            --
    Net assets acquired in business and asset
      acquisitions . . . . . . . . . . . . . . . . . . .         (905)        (1,570)       (10,503)       (12,960)
    Investments in affiliates. . . . . . . . . . . . . .       (2,500)            --         (2,500)            --
    Purchase of property and equipment . . . . . . . . .      (23,704)        (1,748)       (31,495)        (2,541)
                                                             --------       --------       --------        -------
Net cash used in investing activities. . . . . . . . . .     (144,797)        (3,318)      (162,186)       (15,501)

FINANCING ACTIVITIES:
    Capital contributions. . . . . . . . . . . . . . . .           49          5,486          9,921         18,369
    Proceeds from payable to affiliates. . . . . . . . .          235             --         28,766             --
    Repayment of payables to affiliates. . . . . . . . .      (32,203)            --        (32,203)            --
    Bank overdraft . . . . . . . . . . . . . . . . . . .           --             --         (1,373)            --
    Costs incurred in connection with financing. . . . .       (9,700)            --         (9,700)            --
    Proceeds from issuance of senior notes . . . . . . .      350,000             --        350,000             --
                                                             --------       --------       --------        -------
Net cash provided by financing activities. . . . . . . .      308,381          5,486        345,411         18,369

                                                             --------       --------       --------        -------
Net increase in cash . . . . . . . . . . . . . . . . . .      163,107            263        177,007            291

Cash, beginning of period. . . . . . . . . . . . . . . .       15,250             53          1,350             25

                                                             --------       --------       --------        -------
Cash, end of period. . . . . . . . . . . . . . . . . . .     $178,357       $    316       $178,357        $   316
                                                             --------       --------       --------        -------
                                                             --------       --------       --------        -------

SUPPLEMENTAL CASH FLOW
DISCLOSURES:
    Cash paid for interest . . . . . . . . . . . . . . .       $1,021            $--         $1,277            $--






See accompanying notes to unaudited consolidated interim financial statements.

(Dollars in thousands)

Non-cash investing and financing activities:

In the three months ended March 31, 1996, the Company recognized additional members' equity and goodwill of $5,574 and $2,907, respectively, and a reduction in minority interests of $2,667 relating to a recapitalization and merger of companies holding minority equity interests in certain subsidiaries of the Company, who exchanged these interests for Class A membership units of the Company.

Effective January 1, 1996, the Company acquired certain assets of FoneNet, Inc. and U.S. Network, Inc. through NEXTLINK Ohio, L.L.C. As part of the purchase consideration for these assets, the Company assumed liabilities of $6,104 and issued Class A membership units valued at $652.


  See accompanying notes to unaudited consolidated interim financial statements.

                           NEXTLINK COMMUNICATIONS, L.L.C.
                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION:

    The condensed consolidated financial statements include the accounts of NEXTLINK Communications, L.L.C., a Washington limited liability company, and its majority-owned subsidiaries (collectively referred to as the ("Company"). The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C ("Eagle River").

    The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries (both limited liability companies and a partnership) in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners is reflected as minority interests. The Company's investments in ventures in which it has voting interests of at least 20% but not more than 50% are accounted for on the equity method and investments in ventures in which it has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

    These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 as filed with the Securities and Exchange Commission on May 28, 1996 as subsequently amended.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  FINANCING

    On April 25, 1996, the Company executed a purchase agreement pursuant to which investors committed to purchase $350.0 million of 12.5% Senior Notes due April 15, 2006 (the "Notes"), with interest due semi-annually. The Company used $117.7 million of the proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the Notes through April 15, 1999 and $32.2 million to repay advances and accrued interest from Eagle River. The Company will use the remaining proceeds (net of transaction costs) to (i) expand existing networks, (ii) acquire new networks or other complementary businesses,
    (iii) build networks in new markets, and (iv) fund future negative operating cash flow. The Company incurred costs of $9.7 million in connection with the financing. Such costs are included in other long-term assets and are amortized over the ten year term of the Notes.

                              NEXTLINK Capital, Inc.
                                  BALANCE SHEET
                                   (Unaudited)

                                                 JUNE 30,
                                                   1996
                                                 --------
ASSETS:
Cash in bank...................................  $    100
                                                 --------
                                                 --------

SHAREHOLDER'S EQUITY
Common stock, no par value,
   1,000 shares authorized, issued and
     outstanding...............................  $     --
   Additional paid-in capital..................       100
                                                 --------
                                                 $    100
                                                 --------
                                                 --------


                                NOTE TO BALANCE SHEET

1.  Description of the Company

    NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly-owned subsidiary of NEXTLINK Communications, L.L.C. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the Senior Notes of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber-optic networks, and acquiring related telecommunications businesses. These activities have provided the Company with the foundation to become a full service provider of local facilities-based telecommunications services. Over this period, the Company has begun construction of, or acquired and expanded, telecommunications networks in 10 metropolitan areas in five states. Currently, revenues are being generated from the Company's networks in Tennessee (Memphis and Nashville); Pennsylvania (Allentown, Harrisburg and Reading/Lancaster); Ohio (Columbus) and Washington (Spokane). In addition, the Company became a 40% member in a joint venture that currently provides competitive access services in Las Vegas, Nevada. This venture also plans to become a full service provider of local telecommunications services in 1997. The Company is also generating revenues from the provision of enhanced communications services. The Company anticipates that its networks in Ohio (Akron and Cleveland) and Utah (Salt Lake City), will begin generating revenues during the first quarter of 1997.

    In July 1996, the Company commenced the offering of local switched telecommunications services in six of its markets, and expects to provide these services in its four remaining markets and the joint venture by early 1997. The Company also plans to acquire and build networks in new areas, expand its current networks, and also explore the acquisition of additional enhanced communications services providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

Operating Data (1):

                                                 As of June 30, As of March 31,
                                                     1996            1996
                                                 -------------- --------------
Metropolitan areas in operation. . . . . . . .            8              7
Metropolitan areas under development . . . . .            3              3
Route miles (2). . . . . . . . . . . . . . . .          801            496
Buildings connected. . . . . . . . . . . . . .          277            206
Switches . . . . . . . . . . . . . . . . . . .            6              6
Employees. . . . . . . . . . . . . . . . . . .          387            255
- ---------

(1) Operating data as of June 30, 1996 includes information for the Company's 40% joint venture interest in the Las Vegas, Nevada service area.
(2) Route miles refers to the number of miles of telecommunications path in which the Company-owned or leased fiber optic cables are installed.

RESULTS OF OPERATIONS

     Revenues increased to $6.7 million in the three months ended June 30, 1996 from $5.4 million in the first quarter of 1996 and $1.0 million in the three months ended June 30, 1995. For the six months ended June 30, 1996, revenues increased to $12.0 million, compared to $1.4 million in the same period in 1995. The increase was due to additional revenue generated from companies acquired in the latter part of 1995 and expansion of the competitive access and dedicated line service business in Tennessee. Of the second quarter 1996 revenues, $4.3 million were derived from enhanced services, $1.4 million from competitive access and dedicated line services and $1.0 million from local exchange resale services.

     Operating expenses increased to $6.1 million in the three months ended June 30, 1996 from $4.7 million in the first quarter of 1996 and $1.2 million in the three months ended June 30, 1995. For the six months ended June 30, 1996, operating expenses increased to $10.8 million, compared to $1.8 million in the same period in 1995. The increases are primarily due to increases in payroll-related costs for operations personnel, consultant fees and local and long distance service costs.

     Selling, general and administrative expenses (S,G&A") increased to $7.0 million in the second quarter of 1996 from $5.5 million in the first quarter of 1995 and $1.5 million in the second quarter of 1995. For the six months ended June 30, 1996, S,G&A expenses were $12.5 million, compared to $2.2 million in the same period in 1995. S,G&A increased substantially as a result of acquisitions and development of the Company's business to commence local exchange service in six service areas in July 1996. Salaries and benefits, marketing, consulting and legal fees, property taxes and facilities expenses increased in 1996 compared to 1995.

     Depreciation expense increased to $1.3 million and $2.4 million in the three and six months ended June 30, 1995 and 1996, respectively from $0.2 million and $0.3 million in the same periods in 1995. The increases were primarily the result of added telecommunications and office equipment as the result of acquisitions and expansion of the Company's networks. Amortization of intangible assets increased to $1.0 million and $1.8 million in the three and six month periods ended June 30, 1996, respectively, from $0.5 million and $1.0 million in the same periods in 1995 due to the increase in intangible assets as a result of acquisitions.

     Interest expense (net of $501,000 capitalized) increased to $8.8 million in the quarter ended June 30, 1996, primarily due to the interest expense associated with the Notes. Pursuant to SFAS No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Interest income increased to $3.8 million in the quarter ended June 30, 1996 primarily due to the interest income earned on both the pledged securities and the cash investments.

     The Company is a Washington limited liability company, which is treated as a partnership for federal and state income tax purposes. Accordingly, the Company does not maintain a provision for income taxes in its Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's operations have required substantial capital investment for the acquisition of companies and assets, the purchase of additional telecommunications equipment, and the design and development of the Company's networks. Since inception, the Company has funded approximately $55.0 million of its expenditures through cash equity investments from two entities that are controlled by Mr. Craig O. McCaw. In addition, the Company has issued $10.5 million of member units for the acquisition of certain assets as well as the issuance of member units in a recapitalization of the Company and four of the Company's operating subsidiaries, as a result of which each of these subsidiaries is owned 99% by the Company and 1% by a corporation that is wholly owned by Mr. McCaw, and assumed or incurred approximately $12.7 million of debt obligations. Mr. McCaw, through Eagle River, made advances totaling $32.2 million to the Company primarily to fund the Company's capital expenditures (excluding acquisitions) and operating losses between January 1996 and April 1996. Such advances were repaid with a portion of the proceeds from the Notes.

     On April 25, 1996, the Company executed a purchase agreement pursuant to which investors committed to purchase $350.0 million in senior notes with interest due semi-annually. The Company used $117.7 million of the proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the senior notes through April 15, 1999 and $32.2 million to repay the advances and accrued interest from Eagle River.

     The Company expects to use the remaining proceeds (approximately $190 million net of transaction costs) in connection with (i) further construction and expansion of the Company's existing networks, including the installation of additional switches and switch peripherals, (ii) design, construction and development of networks in adjacent or new geographic areas, (iii) connection of additional buildings and customers to the Company's networks, (iv) further development of the Company's enhanced communications services and (v) acquisitions and the development of acquired businesses.

     Beyond 1997, the Company's planned growth will require substantial additional capital to fund capital expenditures, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its metropolitan areas and, as and when attractive additional opportunities develop, the Company plans to make additional capital investments in its networks that might be required to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, sales of additional debt securities, sales or issuance of equity securities and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to service the notes. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

     In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

                    27   Financial Data Schedule


          (b)  Reports on Form 8-K

                    None.

                                      SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                          NEXTLINK Communications, L.L.C.



Date: August 14, 1996     /s/ Kathleen H. Iskra
                          ---------------------------------------
                          Kathleen H. Iskra
                          Vice President, Chief Financial Officer and
                          Treasurer
                          (Principal financial and accounting officer)



                          NEXTLINK Capital, Inc.



Date: August 14, 1996     /s/ Kathleen H. Iskra
                          ---------------------------------------
                          Kathleen H. Iskra
                          Vice President, Chief Financial Officer and
                          Treasurer
                          (Principal financial and accounting officer)

                           NEXTLINK COMMUNICATIONS, L.L.C.
                                    EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

     27        Financial Data Schedule