Form 10QSB
period 1996-09-30
NEXTLINK COMMUNICATIONS LLC
filed 1996-11-14
CIK 1015126

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

                  For the quarterly period ended September 30, 1996

                    Commission file numbers: 333-4603; 333-4603-01


                           NEXTLINK Communications, L.L.C.
                                NEXTLINK Capital, Inc.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

         Washington                                   91-1678465
         Washington                                   91-1716062
--------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization                Identification No.)


   155 108th Avenue NE, 8th Floor, Bellevue, WA         98004
--------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


                                    (206) 519-8900
--------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction G(1) (a) and (b) of Form 10-QSB and is therefore filing this form with the reduced disclosure format.

The number of shares of NEXTLINK Capital, Inc.'s common stock outstanding as of November 1, 1996 was 1,000.

                                 Page 1 of 15 pages.

                              Exhibit index at page 14.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                   -------------   ------------
Current assets:
    Cash and cash equivalents. . . . . . . . .        $   99,811      $   1,350
    Marketable securities. . . . . . . . . . .            55,600             --
    Accounts receivable, net . . . . . . . . .             7,337          3,563
    Other. . . . . . . . . . . . . . . . . . .               427            746
    Pledged securities . . . . . . . . . . . .            39,901             --
                                                      ----------      ---------
         Total current assets. . . . . . . . .           203,076          5,659

Pledged securities . . . . . . . . . . . . . .            80,687             --
Property and equipment, net. . . . . . . . . .            72,897         29,664
Goodwill, net. . . . . . . . . . . . . . . . .            22,309         12,137
Other intangible assets, net . . . . . . . . .             4,075          5,751
Other assets, net. . . . . . . . . . . . . . .            12,512            250
                                                      ----------      ---------
         Total assets. . . . . . . . . . . . .        $  395,556      $  53,461
                                                      ----------      ---------
                                                      ----------      ---------

Current liabilities:
    Bank overdraft . . . . . . . . . . . . . .        $       --      $   1,373
    Accounts payable . . . . . . . . . . . . .             3,695          4,315
    Accrued expenses . . . . . . . . . . . . .             2,940          1,266
    Accrued interest payable . . . . . . . . .            18,976             --
    Payable to affiliates. . . . . . . . . . .             1,500          4,937
                                                      ----------      ---------
         Total current liabilities . . . . . .            27,111         11,891

Long-term liabilities:
    Capital lease obligation . . . . . . . . .             4,587             --
    Long-term debt . . . . . . . . . . . . . .           350,000             --
    Other. . . . . . . . . . . . . . . . . . .             5,327          1,965
                                                      ----------      ---------
         Total liabilities . . . . . . . . . .           387,025         13,856

Minority interest. . . . . . . . . . . . . . .               419          2,886
Members' equity. . . . . . . . . . . . . . . .             8,112         36,719
                                                      ----------      ---------
         Total liabilities and members' equity        $  395,556      $  53,461
                                                      ----------      ---------
                                                      ----------      ---------


See accompanying notes to unaudited consolidated interim financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                             -----------------------------------------------
                                                1996        1995        1996        1995
                                             ----------- ----------- ----------- -----------
Revenue. . . . . . . . . . . . . . . . . .    $   6,919   $   2,825  $   18,960   $   4,224

Costs and expenses:
  Operating. . . . . . . . . . . . . . . .        6,661       1,919      17,474       3,713
  Selling, general and administrative. . .       12,811       2,578      25,302       4,798
  Depreciation . . . . . . . . . . . . . .        2,555         219       4,942         534
  Amortization of intangible assets. . . .        1,023         555       2,788       1,519
                                               --------   ---------  ----------   ---------
    Total costs and expenses . . . . . . .       23,050       5,271      50,506      10,564

                                               --------   ---------  ----------   ---------
Loss from operations . . . . . . . . . . .      (16,131)     (2,446)    (31,546)     (6,340)

Interest income. . . . . . . . . . . . . .        4,113          --       7,212          --
Interest expense . . . . . . . . . . . . .      (11,582)       (126)    (20,220)       (136)

                                               --------   ---------  ----------   ---------
Loss before minority interest. . . . . . .      (23,600)     (2,572)    (44,554)     (6,476)

Minority interest in loss of consolidated
 subsidiaries. . . . . . . . . . . . . . .           98          31         219         120

                                               --------   ---------  ----------   ---------
Net loss . . . . . . . . . . . . . . . . .    $ (23,502)  $  (2,541) $  (44,335)  $  (6,356)
                                               --------   ---------  ----------   ---------
                                               --------   ---------  ----------   ---------


See accompanying notes to unaudited consolidated interim financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        1996           1995
                                                     ---------       --------
OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . . .         $  (44,335)     $  (6,356)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Noncash compensation expense . . . . . .              4,800             --
    Equity in loss of affiliates . . . . . .                657             --
    Depreciation and amortization. . . . . .              7,730          2,053
    Noncash interest income. . . . . . . . .             (2,900)            --
    Noncash interest expense . . . . . . . .             18,942            136
    Minority interest in loss of
     consolidated subsidiaries . . . . . . .               (219)          (120)
Changes in assets and liabilities, net of
 effects from acquisitions:
    Accounts receivable. . . . . . . . . . .             (3,774)        (1,911)
    Other current assets . . . . . . . . . .                319         (1,005)
    Other noncurrent assets. . . . . . . . .               (338)          (503)
    Accounts payable . . . . . . . . . . . .               (620)         3,796
    Accrued expenses . . . . . . . . . . . .                844            314
                                                      ---------      ---------
                                                         25,441          2,760
                                                      ---------      ---------
Net cash used in operating activities. . . .            (18,894)        (3,596)

INVESTING ACTIVITIES:
    Purchase of pledged securities . . . . .           (117,688)            --
    Purchase of marketable securities, net .            (55,600)            --
    Net assets acquired in business and
     asset acquisitions. . . . . . . . . . .            (10,503)       (17,639)
    Investments in affiliates. . . . . . . .             (3,220)            --
    Purchase of property and equipment . . .            (38,938)       (10,842)
                                                      ---------      ---------
Net cash used in investing activities. . . .           (225,949)       (28,481)


                                   -- Continued --

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                        1996           1995
                                                     ---------       --------

FINANCING ACTIVITIES:
    Proceeds from issuance of senior notes .            350,000             --
    Capital contributions. . . . . . . . . .              9,921         24,908
    Proceeds from payable to affiliates. . .             28,766          7,398
    Repayment of payables to affiliates. . .            (33,703)            --
    Bank overdraft . . . . . . . . . . . . .             (1,373)            --
    Costs incurred in connection with
     financing . . . . . . . . . . . . . . .             (9,700)            --
    Repayment of capital lease obligations .               (607)            --
                                                      ---------      ---------
Net cash provided by financing activities. .            343,304         32,306

                                                      ---------      ---------
Net increase in cash . . . . . . . . . . . .             98,461            229

Cash, beginning of period. . . . . . . . . .              1,350             25

                                                      ---------      ---------
Cash, end of period. . . . . . . . . . . . .          $  99,811      $     254
                                                      ---------      ---------
                                                      ---------      ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest . . . . . . . . .          $   1,278      $      --


See accompanying notes to unaudited consolidated interim financial statements.


SUPPLEMENTAL CASH FLOW DISCLOSURES:
(Dollars in thousands)

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

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

    These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 as filed with the Securities and Exchange Commission on May 28, 1996 as subsequently amended.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                                NEXTLINK CAPITAL, INC.
                                    BALANCE SHEET
                                     (UNAUDITED)

                                                      SEPTEMBER
                                                         30,
                                                        1996
                                                    --------------
ASSETS:
Cash in bank . . . . . . . . . . . . . . . .           $     100
                                                       ---------
                                                       ---------

SHAREHOLDER'S EQUITY
Common stock, no par value,
    1,000 shares authorized, issued and
     outstanding . . . . . . . . . . . . . .           $      --
    Additional paid-in capital . . . . . . .                 100
                                                       ---------
                                                       $     100
                                                       ---------
                                                       ---------


                                NOTE TO BALANCE SHEET

1.  Description of the Company

    NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly-owned subsidiary of NEXTLINK Communications, L.L.C (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the Senior Notes of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber-optic networks, and acquiring related telecommunications businesses. These activities have provided the Company with the foundation to become a full service provider of local facilities-based telecommunications services. Over this period, the Company has begun construction of, or acquired and expanded, telecommunications networks in 10 metropolitan areas in five states. In addition, the Company became a 40% member in a joint venture that currently provides competitive access services in Las Vegas, Nevada. This venture also plans to become a full service provider of local telecommunications services in 1997. Currently, service revenues are being generated from the Company's networks in Tennessee (Memphis and Nashville); Pennsylvania (Allentown, Harrisburg and Reading/Lancaster); Ohio (Columbus) and Washington (Spokane). The Company is also generating revenues from the provision of enhanced communications services. The Company anticipates that its networks in Ohio (Akron and Cleveland) and Utah (Salt
Lake City), will begin generating revenues during the first quarter of 1997.

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

     On September 30, 1996, the Company executed a definitive agreement to acquire substantially all of the assets of Los Angeles-based competitive telecommunications provider Linkatel Pacific L.P. Linkatel operates an 80 mile fiber-optic telecommunications network covering several cities in the Orange and Los Angeles county areas. Construction is progressing on an additional 200 miles of right-of-way. The Company anticipates assuming management of the operation in the fourth quarter of 1996. The parties anticipate closing after receiving appropriate regulatory approvals. The Company has also reached agreements in principle which will grant it right-of-ways which should enable expansion into Philadelphia and Scranton, Pennsylvania and Provo/Orem, Utah. With the anticipated completion of all of the above agreements, the Company will have a total of 20 markets in which it currently offers or plans to offer its services.


                                         September 30,   June 30,     March 31,
                                              1996         1996        1996
                                        ----------------------------------------
EBITDA (1) . . . . . . . . . . . . . .    $(7,753,000) $(6,421,000) $(4,842,000)

Statistical Data (2)

Markets in operation . . . . . . . . .            8          8              7
Markets under development  . . . . . .            3          3              3
Route miles (3). . . . . . . . . . . .          900         801           496
Buildings connected. . . . . . . . . .          299         277           206
Switches . . . . . . . . . . . . . . .            6          6              6
Employees. . . . . . . . . . . . . . .          456         387           255

----------
(1) EBITDA consists of quarterly earnings (loss) before interest expense, interest income, minority interests, depreciation, amortization and non-cash compensation expense. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(2) Statistical data as of September 30 and June 30, 1996 includes information for the Company's 40% joint venture interest in the Las Vegas, Nevada service area.
(3) Route miles refers to the number of miles of telecommunications path in which the Company owned or leased fiber optic cables are installed.

RESULTS OF OPERATIONS

     The revenue increase for the third quarter of 1996 compared to the prior year reflects a substantial increase in enhanced services revenues and, to a lesser extent, growth in competitive access and local exchange resale service revenues. Of the third quarter 1996 revenues, $4.3 million were derived from enhanced services, $1.4 million from competitive access and dedicated line services and $1.1 million from local exchange resale services. The Company began offering local switched services in six of its service areas in July, 1996. Revenues from the provision of switched services, while not material in the third quarter of 1996, are expected to represent an increasing component of total revenues in future periods. Revenues for the third quarter of 1996 increased 4% from second quarter 1996 revenues, reflecting growth in local exchange resale and switched services.

    Operating expenses continued to increase during the third quarter as the Company continued to add people and other related costs in order to expand the Company's local switched service businesses in its existing and planned service areas. In addition, the Company experienced increased network costs related to the provision of local and long distance services.

    Selling, general and administrative expenses ("SG&A") continued to increase during the third quarter of 1996 as the Company continued to add people and other related costs in order to expand the Company's local switched service businesses in its existing and planned service areas. SG&A expenses for the third quarter of 1996 also included a $4.8 million noncash compensation charge resulting from a revaluation of the Company's equity option plan units as well as additional vesting of such units.

    Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber-optic equipment and network electronics. Amortization of intangible assets increased as a result of acquisitions completed during 1995 and 1996.

    Interest expense (net of $0.5 million capitalized) primarily reflects the interest expense associated with the Notes. Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Interest income results from the pledged securities and investment of excess cash.

    The Company is a Washington limited liability company, which is treated as a partnership for federal and state income tax purposes. Accordingly, the Company does not maintain a provision for income taxes in its consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for (i) the installation of fiber and electronics for switched services in the Company's networks, and (ii) the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the nine months ended September 30, 1996, the Company used $18.9 million in cash for operating activities, compared to $3.6 million in the same period in 1995. The increase was due to a substantial increase in the Company's activities associated with the development and initiation of competitive local exchange services. During the nine months ended September 30, 1996, the Company also invested an additional $52.7 million in property and equipment, acquisitions of telecommunications assets and equity investments in telecommunications businesses. During the same period in 1995, the Company invested $28.5 million in capital equipment and acquisitions of telecommunications assets and businesses.

    Through April 1996, the Company funded approximately $55.0 million of its expenditures through cash equity investments from two entities that are controlled by Mr. Craig O. McCaw. In addition, the Company issued $10.5 million of member units for the acquisition of certain assets as well as the issuance of member units in a recapitalization of the Company and four of the Company's operating subsidiaries, as a result of which each of these subsidiaries is owned 99% by the Company and 1% by a corporation that is wholly owned by Mr. McCaw, and assumed or incurred approximately $12.7 million of debt obligations. Mr. McCaw, through Eagle River, made advances totaling $32.2 million to the Company primarily to fund the Company's capital expenditures (excluding acquisitions) and operating losses between January 1996 and April 1996. Such advances were repaid with a portion of the proceeds from the sale of the Notes.

    On April 25, 1996, the Company raised net proceeds of approximately $190 million through the issuance of $350 million in senior notes. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the senior notes through April 15, 1999 and used an additional $32.2 million to repay the advances and accrued interest from Eagle River. In addition, the Company incurred costs of $9.7 million in connection with the financing. The Notes bear interest at 12.5% annually, with interest payments due semi-annually.

    The Company expects to use the remaining proceeds in connection with (i) further construction and expansion of the Company's existing networks, including the installation of additional switches and switch peripherals,
(ii) design, construction and development of networks in adjacent or new geographic areas, (iii) connection of additional buildings and customers to the Company's networks, (iv) further development of the Company's enhanced communications services and (v) acquisitions and the development of acquired businesses. On September 30, 1996, the Company announced that it had reached a definitive agreement to acquire Los Angeles-based competitive telecommunications service provider Linkatel Pacific L.P. The total purchase price consists of a cash payment of $42.5 million less certain assumed liabilities (including the assumption of long-term debt of approximately $5.5 million). The Company expects to fund the cash payment using its existing working capital. Closing is anticipated for the first quarter of 1997.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's planned growth will require substantial additional capital to fund capital expenditures, acquisition opportunities, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its metropolitan areas and, as and when attractive additional opportunities develop, the Company plans to make additional capital investments in its networks that might be required to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, sales of additional debt securities, sales or issuance of equity securities and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to service the Notes. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

    In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Notes as of September 30, 1996.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to build and acquire networks in new areas, its anticipation of revenues from designated markets during 1997, and statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements.

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



                                  NEXTLINK Communications, L.L.C.


Date: November 14, 1996           By: /s/ Kathleen H. Iskra
                                      ----------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)


                                  NEXTLINK Capital, Inc.


Date: November 14, 1996           By: /s/ Kathleen H. Iskra
                                      ----------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)

                           NEXTLINK COMMUNICATIONS, L.L.C.
                                    EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

   27         Financial Data Schedule