Form 10KSB40
period 1996-12-31
NEXTLINK COMMUNICATIONS LLC
filed 1997-03-14
CIK 1015126

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   TO

                 Commission File No. 333-04603 and 333-04603-01

                         NEXTLINK COMMUNICATIONS, INC.
              (FORMERLY KNOWN AS NEXTLINK COMMUNICATIONS, L.L.C.)
                             NEXTLINK CAPITAL, INC.

          A Washington Corporation                    I.R.S. Employer No. 91-1738221
          A Washington Corporation                    I.R.S. Employer No. 91-1716062

         155 108th Avenue, N.E., 8th Floor, Bellevue, Washington 98004
                        Telephone Number (206) 519-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-B is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrants' revenues for its most recent fiscal year were $25,686,000.

The Registrants' voting stock is not publicly traded, and as a result, no aggregate market value of the voting stock is available.

At March 11, 1997, the number of shares of Class B Common Stock, par value $.01 per share of NEXTLINK Communications, Inc. ("NEXTLINK" or the "Company") was 83,123,084 and there were 1,000 shares of Common Stock, par value $.01 per share of NEXTLINK Capital, Inc.

NEXTLINK Capital, Inc. ("NEXTLINK Capital" and together with the Company, the "Issuers") meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and is therefore filing this form with the reduced disclosure format.

                               TABLE OF CONTENTS

     ITEM                                                                                                            PAGE
----------                                                                                                           -----

                                                           PART I

        1.  Description of Business.............................................................................           1

        2.  Description of Properties...........................................................................          27

        3.  Legal Proceedings...................................................................................          27

        4.  Submission of Matters to a Vote of Security Holders.................................................          27

                                                           PART II

        5.  Market for Registrants' Common Stock and Related Stockholder Matters................................          27

        6.  Managements' Discussion and Analysis of Financial Condition and Results of Operations...............          28

        7.  Financial Statements................................................................................          33

        8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          33

                                                          PART III

        9.  Directors and Executive Officers of the Company.....................................................          34

       10.  Executive Compensation..............................................................................          38

       11.  Security Ownership of Certain Beneficial Owners and Management......................................          44

       12.  Certain Relationships and Related Transactions......................................................          47

       13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          48

                         NEXTLINK COMMUNICATIONS, INC.
              (FORMERLY KNOWN AS NEXTLINK COMMUNICATIONS, L.L.C.)
                             NEXTLINK CAPITAL, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    NEXTLINK Communications, Inc. ("NEXTLINK" or the "Company") was founded in 1994 by Mr. Craig O. McCaw, its Chief Executive Officer and principal equity owner, to provide local facilities-based telecommunications services with a focus on delivering switched services to commercial customers. In July 1996, NEXTLINK became one of the first competitive local exchange carriers ("CLECs") in the United States to provide facilities-based local dial tone services under the Telecommunications Act of 1996 (the "Telecom Act"), which opened the entire local exchange market to competition. In each of the markets it serves, NEXTLINK's goal is to become the principal competitor to the incumbent local exchange carrier ("ILEC") for its targeted customer base of small and medium sized businesses by offering a single source for local, long distance and enhanced communications services. All operational statistics of the Company included in this Report include 100% of the operational statistics of Telecommunications of Nevada, LLC, a limited liability company in which the Company has a 40% membership interest, which owns a network that is managed by the Company in Las Vegas, Nevada.

    The Company currently offers a bundled package of switched local dial tone and long distance services in eight markets and anticipates launching these services in an additional 14 markets, 13 of which are anticipated to be launched by the end of June 1997. In addition, the Company offers dedicated transmission and competitive access services to long distance carriers and end users in 18 of its markets, including those markets where the Company has not yet launched switched local dial tone and long distance services. NEXTLINK also offers enhanced communications services, including a series of interactive voice response ("IVR") products, a virtual communications center for mobile professionals and workgroups and an interactive communications tool for the World Wide Web and intranet applications called the Intermind Communicator.

    To date, NEXTLINK has acquired and constructed telecommunications networks in seven states, with operations currently active or under construction in 22 markets containing an aggregate of approximately four million addressable business lines. As of December 31, 1996, the Company's operations included approximately 1,080 route miles of installed and operational high capacity fiber optic cable with a combined total of approximately 66,000 fiber miles which connect to 403 buildings and an additional 400 route miles under construction. The Company seeks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and ILEC central offices. The Company constructs its networks utilizing high capacity fiber optic cable, with a backbone density generally ranging from 72 to 240 fibers, and self-healing SONET transmission equipment. In addition, the Company employs a uniform technology platform for each of its networks that is based on the Nortel DMS 500 digital local and long distance combination switching system and associated distribution technology. As of December 31, 1996, the Company had five operational Nortel DMS 500 switches serving eight markets, had installed three switches during the first quarter of 1997 and anticipates installing one switch in the second quarter 1997, allowing the Company to service in the aggregate 14 additional markets. The Company plans to install a tenth switch in its NEXTLAB facility, a fully functional model of one of the Company's networks, which will serve as the Company's network operations control center and a testing facility for switch software and the Company's products and services.

    NEXTLINK has interconnection agreements covering 15 markets and is currently negotiating two additional interconnection agreements that will cover its seven additional markets. These agreements provide the Company with the ability to exchange telecommunications traffic between its customers and the customers of the ILEC. The Company accelerated its offering of switched local dial tone services by establishing initial interconnection agreements while longer term agreements are negotiated. The operating experience gained by the Company under these agreements gives the Company critical knowledge for negotiating longer term arrangements, which the Company believes provides it with an advantage over other CLECs in modifying its ongoing relationships with the ILECs.

BUSINESS STRATEGY

    The Company has built an end user-focused, locally oriented organization dedicated to providing a broad range of products and services at competitive prices primarily to small and medium sized businesses. The key components of the Company's strategy to maximize penetration of its targeted customer base are:

        FOCUS ON SMALL AND MEDIUM SIZED BUSINESSES. The Company primarily focuses marketing efforts for its switched local, long distance and enhanced communications services on small and medium sized businesses and professional groups with 10 to 50 business lines. The Company's market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance and customer service. The Company has chosen to focus on this segment, based on its expectations that higher gross margins will generally be available on services provided to these customers, as compared with larger businesses, and that ILECs may be less likely to apply significant resources towards retaining these customers. The Company expects to attract these customers through a direct sales effort by offering: (i) bundled facilities-based local dial tone and resold long distance services, as well as the Company's enhanced communications services; (ii) a 10% to 15% discount to comparable pricing by the ILEC, depending on the individual market; and (iii) responsive customer service and support provided on a local level.

        DEVELOP A DIRECT SALES FORCE AND A CUSTOMER CARE ORGANIZATION. NEXTLINK is building a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with its customers. Salespeople are given incentives through a commission structure that targets 40% of a salesperson's compensation to be based on performance. To ensure customer satisfaction, each customer will have a single point of contact for customer care who is responsible for solving problems and responding to customer inquiries. Management believes that the quality of its sales force and the responsiveness of its customer care organization will help to attract and retain customers and provide a key competitive advantage in competing with the ILEC in the local exchange market.

        STANDARDIZE PROCESSES TO ACCELERATE REVENUE GROWTH. The Company believes that the immediate challenge for CLECs will be developing the ability to implement effective provisioning systems, which include the complex process of transitioning ILEC customers to the Company's switched local dial tone services. Accordingly, the Company has begun to identify and will focus, as a key competitive strategy, on implementing best provisioning practices in each of its markets that will provide for rapid and seamless transitions of customers from the ILEC to the Company. To support the provisioning of its services, the Company has begun a long-term development program relating to a comprehensive information technology platform geared toward delivering information and automated ordering and provisioning capability directly to the end-user as well as to the Company's internal staff. The Company believes that these practices and its comprehensive information technology platform, as developed, will provide the Company with a long-term competitive advantage and allow it to implement more rapidly switched local dial tone services in its markets and to shorten the time between the sale of its services and the generation of revenues.

        DEVELOP HIGH CAPACITY NETWORKS WITH BROAD MARKET COVERAGE. NEXTLINK has and intends to continue to approach network design with a long-term view focusing on three key elements. First, the Company designs and builds its networks to provide extensive coverage of principal business concentrations, featuring direct physical connection of the Company's network to a high percentage of the commercial buildings and a majority of the ILEC central offices. This broad coverage is expected to result in a higher proportion of traffic that is both originated and terminated on the Company's networks, which should provide higher long-term operating margins. Second, the Company constructs high capacity networks that utilize large fiber bundles capable of carrying high volumes of voice, data, video and Internet traffic as well as other high bandwidth services. This strategy should reduce potential "overbuild" costs and provide added network capacity as the Company adds high bandwidth services in the future. Third, the Company employs a uniform technology platform based on Nortel DMS 500 switches, associated distribution technology and other common transmission technologies enabling the Company to (i) deploy features and functions quickly in all of its networks, (ii) expand switching capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements. The Company also utilizes unbundled loops from the ILEC to connect the Company's switch and network to end user buildings and is evaluating other alternatives for building connectivity, including wireless connections, for the "last mile" of transport.

        OFFER ENHANCED COMMUNICATIONS SERVICES. NEXTLINK offers customers value-added services that are not dependent on the Company's local facilities. As a result, the Company believes it can establish a customer base in a market in advance of constructing network facilities as well as offer additional services in markets where the Company has constructed facilities. These enhanced communications service offerings include: (i) IVR services, which provide an interface between NEXTLINK's clients and their customers for a variety of applications; (ii) Xpress, NEXTLINK's virtual communications center that allows mobile professionals and workgroups to access a suite of commonly used communications services from any telephone in the public switched network; and (iii) the Intermind Communicator, an interactive communications tool for the World Wide Web and intranet applications. The Company plans to focus the marketing of its enhanced communications services in all of its markets, as well as in areas of planned network expansion. This should increase the Company's visibility, develop customer relationships and assist the Company in attracting local exchange customers when it operates networks in these markets.

        CONTINUE MARKET EXPANSION. The Company currently operates or is constructing networks in 22 markets in seven states. These markets, in the aggregate, have approximately four million addressable business lines. The Company's goal is to add or expand markets and market clusters in order to increase its market potential to approximately 11 million addressable business lines by the end of 1998. NEXTLINK believes that its strategy of operating its networks in clusters (i) offers substantial advantages including economies of scale in management, marketing, sales and network operations, (ii) enables the Company to capture a greater percentage of regional traffic and to develop regional pricing plans, because the Company believes that a significant level of traffic terminates within 300 miles of its origination and (iii) provides opportunities in smaller markets and those markets that are too small to develop on a stand alone basis. The Company anticipates continuing to expand into new geographic areas as opportunities arise either through building new networks, acquiring existing networks or acquiring capacity. Most recently the Company acquired an 80 mile fiber optic network located in Los Angeles and six adjacent markets and reached an agreement in principle to acquire an existing operational fiber optic network in downtown Philadelphia in order to extend its existing network in Pennsylvania.

    The Company believes that a critical factor in the successful implementation of the Company's strategy is the quality of its management team and their extensive experience in the telecommunications industry. The Company has built a management team that it believes is well suited to challenge the dominance of the ILECs in the local exchange market. Mr. Craig O. McCaw, the Company's Chief Executive Officer, and Mr. James F. Voelker, the Company's President, each has in excess of 17 years of experience in leading companies in competitive segments of the telecommunications industry. In addition, the Company has recruited experienced entrepreneurs and industry executives to head each of its operating subsidiaries, many of whom have previously built and led their own start-up telecommunications businesses. Many of the Company's mid-level and senior managers were associated with Mr. McCaw during the early years at McCaw Cellular Communications, Inc. (now known as AT&T Wireless Services, Inc.), where the organizational themes included an unyielding focus on the customer, developing a first-class, differentiated product offering, decentralized management decision-making and building a high capacity system.

THE COMPANY'S TELECOMMUNICATIONS SERVICES

    LOCAL AND LONG DISTANCE SERVICES

    The Company commenced the offering of switched local dial tone and long distance services in seven markets on July 4, 1996, and in an eighth market on January 1, 1997. The Company expects to commence the offering of switched local dial tone and long distance services in its remaining 14 markets later in 1997. The Company focuses its product offering on basic telecommunications services, which it believes are the core of local exchange services. Pricing, which is determined and implemented by the Company's operating subsidiary in each local market, has been generally 10% to 15% lower than the pricing for comparable local services from the ILEC. The Company's current product offering includes:

    - Standard dial tone, including touch tone dialing, 911, and operator assisted calling;

    - Multi-trunk services, including direct inward dialing (DID) and direct outward dialing (DOD);

    - Long distance service, including 1+, 800/888 and operator services;

    - Voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities; and

    - Directory listings and assistance.

    Currently, the Company offers competitive access services in 18 of its markets, focusing on long distance carriers and the private line needs of high volume customers. In addition, data services that are currently offered by the Company include Ethernet, TOKEN rings, and Fiber Distributed Data Interface
(FDDI).

    The Company's competitive access services, which are used as both primary and back-up circuits, fall into three principal categories: (i) special access circuits that connect end-users to long distance carriers; (ii) special access circuits that connect long distance carriers' facilities to one another; and
(iii) private line circuits that connect several facilities owned by the same end-user.

    ENHANCED COMMUNICATIONS SERVICES

    NEXTLINK's IVR platform allows a consumer to dial into a computer-based system using a toll-free number and a touch tone phone, and, by following a customized menu, to access a variety of information and to leave simultaneously a profile of the caller behind for use by either NEXTLINK or its clients. Currently, NEXTLINK provides four types of IVR services:

    - LeaveWord--prompts the consumer to leave messages of any length or complexity, ranging from catalog requests and contest entries to specific product questions and surveys;

    - Dealer Locator--helps a consumer to locate the nearest dealer of the client's products by instantly identifying the consumer's area and responding with the names, addresses and phone numbers of the client's locations within any desired mileage radius;

    - Automated Order Entry--allows consumers to purchase products using the interactive phone service 24-hours a day, with real-time order and credit card confirmation as well as arranging for delivery of the new item to the consumer's desired address; and

    - Interactive Call Center--provides the consumer with a menu of selections that include Dealer Locator, Automated Order Entry and other functions, including receiving a catalog, registering the warranty of a product, contest entry and an option for callers to be forwarded to a live operator.

    NEXTLINK also provides a virtual communications center for mobile professionals and workgroups through its Xpress service, which offers a suite of personal communications services. These services are made available through a specialized personal telephone number. The key services provided by this center are the following:

    - Follow-Me--instructs the communications center to forward any calls to an Xpress number to a particular local telephone number;

    - Voice Messaging--allows subscribers to receive, send, keep, transfer, instantly reply to or request future delivery for voice messages;

    - Call-out---enables subscribers to make calls from the communications center without hanging up between calls or dialing another PIN number;

    - Paging--notifies subscribers via pager of new and urgent messages;

    - Caller ID--provides the ability to capture the telephone number of anyone who calls the subscriber, which is also displayed on the subscriber's pager;

    - Fax Messaging--stores an incoming fax and delivers it to the nearest fax machine designated by the subscriber when the subscriber calls in to retrieve it; and

    - Teleconferencing--handles all teleconferencing needs through a teleconferencing operator.

    The Intermind Communicator is a new category of interactive communications software for the World Wide Web and intranet applications. The Intermind Communicator provides functions similar to the Company's IVR services for use on the Internet. The Intermind Communicator utilizes hypercommunications, which is a special type of publish/subscribe application. The Company markets the Intermind Communicator to businesses that are seeking to deliver and receive (that is, "push and pull") information over the Internet. The Intermind Communicator allows these businesses to interact with end users by providing requested information and simultaneously receiving specific communications anonymously from that end user.

    The Company has developed its enhanced communications service offerings through acquisitions, marketing agreements and equity investment. In June 1995, the Company acquired certain enhanced communications services assets from City Signal, Inc. These assets are used by the Company to offer its Xpress service. In September 1995, the Company acquired a fully operational interactive voice response business through which the Company offers its IVR services. In June 1996, the Company invested in the preferred stock of Intermind Corporation, an Internet communications tool software developer. Simultaneously, the Company executed an exclusive marketing agreement, which provides that the Company is the exclusive telecommunications company authorized to market the Intermind Communicator in each of the Company's current geographic service areas. The Company anticipates that it will continue to explore other enhanced communications services opportunities and may acquire, invest in or establish marketing relationships with, additional service providers in the future that support its overall business and marketing strategies.

SALES AND CUSTOMER CARE

    OVERVIEW

    The Company utilizes a two-pronged sales strategy in each of its markets. The initial sales efforts in the Company's markets are for switched local dial tone and long distance services focusing on small and medium sized businesses and professional groups with 10 to 15 business lines. The Company's market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance and customer service. The Company utilizes a direct sales effort offering combined local and long distance services with prices that are generally at a 10% to 15% discount from the ILEC. Providing a combination of local and long distance services provides the Company's customers a level of convenience that has been generally unavailable since the break-up of AT&T. The Company is also marketing its enhanced communications services through a separate direct sales force in each market, which is expected to increase the number of customers for all of NEXTLINK's telecommunications services in that market at a faster rate. In addition, the Company is continuing its sales efforts for traditional CAP services to long distance carriers and large commercial users.

    SALES FORCE

    The Company is building a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with its customers. The Company seeks to recruit salespeople with strong sales backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers and the ILECs. Salespeople are given incentives through a commission structure that targets 40% of a salesperson's compensation to be based on performance. With respect to traditional competitive access provider ("CAP") services, the Company currently utilizes a national sales force to establish and expand long distance company access service sales. Sales efforts for long distance carriers are centralized in order to provide a single point of contact for these customers.

    The Company anticipates that its enhanced communications service offerings will continue to be sold across the country by its existing national sales force for these services. The Company has also augmented these efforts with a separate, targeted, locally based sales force in each of its markets. The Company believes that this two-pronged approach to each market will provide revenues that are incremental to its local exchange operations.

    CUSTOMER CARE

    The Company is augmenting its direct sales approach with superior customer care and support through locally based customer care representatives. The Company is structuring its customer care organization in such a manner that each customer will have a single point of contact for customer care who is responsible for solving problems and responding to customer inquiries. The Company seeks to provide a customer care group that has the ability and resources to respond to and resolve customer problems as they arise. The Company believes that customer care representatives will be the most effective if they are based in the community in which the Company is offering services.

NETWORK DEVELOPMENT

    GENERAL

    In developing its networks, the Company has executed a strategy of (i) acquiring fully or partially constructed fiber optic networks and (ii) designing and constructing high capacity fiber optic networks with broad coverage. The Company is constantly evaluating markets as locations for expansion of the Company's current networks and the development of additional networks. The decision to build, acquire or utilize capacity of an existing network is not based on any single factor, but on a combination of a number of factors including:

    - demographic, economic, competitive and telecommunications demand characteristics of the market and the surrounding markets;

    - availability of rights-of-way;

    - actual and potential competitors; and

    - potential for the Company to cluster additional networks in the region.

    If a particular market targeted for development is deemed to present an attractive market opportunity, the Company determines whether acquisition opportunities are available. In some cases a large network can be acquired, and in other cases a small existing network can serve as a starting point for market entry. If the Company decides to build a new network, or substantially expand a small acquired system, the Company designs a proposed new or expanded network that can connect a large number of businesses, long distance carriers points of presence and the ILEC's principal central offices in the area to be served, utilizing existing rights-of-way and/or rights-of-way that the Company will construct. Concurrently, the Company's market development personnel visit the location of the proposed network to begin discussions with city officials, right-of-way providers, potential end-users and long distance companies.

    Based on the data developed during these preliminary studies and visits, the Company develops detailed financial estimates of the costs of constructing a network, including the cost of fiber optic cable, transmission and other electronic equipment, as well as costs related to switching, engineering, building entrance requirements and right-of-way acquisition. If the financial estimates are satisfactory to the Company, the Company's market development personnel prepare a detailed business and financial plan for the proposed network, including competitive, regulatory and right-of-way analyses. Based upon its review of these analyses the Company determines whether to proceed. The Company anticipates continuing the expansion of its networks into new markets utilizing the market development analysis described above. The Company will seek to continue to expand its operations in states where it has established one or more networks, by continuing to construct or acquire networks in adjacent areas to leverage its existing networks, switches and telecommunications equipment, thereby establishing a cost effective and operationally efficient cluster of networks in various geographic regions.

THE COMPANY'S NETWORKS

    The Company currently operates or is constructing networks in 22 markets in seven states. The following table provides certain information on the Company's networks.

                                                                                         AS OF DECEMBER 31, 1996
                                                                               -------------------------------------------
                                                                                  ROUTE        FIBER         BUILDINGS
STATE/MARKET                                                LAUNCH DATE(1)      MILES(2)     MILES(3)      CONNECTED(4)
--------------------------------------------------------  -------------------  -----------  -----------  -----------------
Tennessee...............................................                              384       32,342             260
  MEMPHIS...............................................  July 1996
  NASHVILLE.............................................  July 1996
Pennsylvania............................................                              357       20,219              37
  ALLENTOWN.............................................  July 1996
  HARRISBURG............................................  July 1996
  LANCASTER.............................................  July 1996
  READING...............................................  July 1996
  SCRANTON/WILKES BARRE.................................  June 1997
  PHILADELPHIA(5).......................................  June 1997
Washington..............................................                                1          152              16
  SPOKANE...............................................  July 1996
Ohio....................................................                               17        2,499               2
  CLEVELAND.............................................  April 1997
  COLUMBUS..............................................  April 1997
  AKRON.................................................  December 1997
Utah....................................................                               10        1,440              10
  SALT LAKE CITY........................................  January 1997
  PROVO/OREM............................................  April 1997
Nevada..................................................                              311        9,394              78
  LAS VEGAS.............................................  April 1997
California(6)...........................................                               80        5,609               8
  LOS ANGELES...........................................  June 1997
  ANAHEIM...............................................  June 1997
  COSTA MESA............................................  June 1997
  GARDEN GROVE..........................................  June 1997
  IRVINE................................................  June 1997
  ORANGE................................................  June 1997
  SANTA ANA.............................................  June 1997
                                                                                    -----   -----------            ---
    Total...............................................                            1,160       71,655             411
                                                                                    -----   -----------            ---
                                                                                    -----   -----------            ---

------------------------

(1) Actual/Anticipated launch date of local dial tone services.

(2) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.

(3) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.

(4) Represents on-net building connections.

(5) Acquisition anticipated to be completed during the second quarter of 1997.

(6) Acquisition completed in February 1997.

    TENNESSEE. In January 1995, the Company acquired from City Signal, Inc. an extensive, fully operational network in Memphis, Tennessee and another network then under development in Nashville, Tennessee. Since the date of acquisition, the Memphis network has provided dedicated private line services, long distance carrier access services, high speed data transmission, and video conferencing and, beginning in July 1996, local dial tone and long distance services. The Company's Memphis network currently is the most mature and extensive of the Company's networks and provides a model for the route design of the networks the Company envisions for the other areas it serves. In Nashville, the initial backbone network was completed in December 1995, and the Company also began providing local dial tone and long distance services to customers in this area in July 1996.

    PENNSYLVANIA. In April 1995, the Company began construction of an extensive regional fiber optic network connecting Harrisburg, Reading, Lancaster, and Allentown, Pennsylvania. The backbone network connecting these four areas and covering 21 counties was completed in the first quarter of 1996. The Company believes that this network provides it with the foundation for significant regional service offerings. The Company commenced offering switched local dial tone services to customers utilizing its Pennsylvania networks in July 1996. The Company recently completed an extension of the network to the Scranton/Wilkes Barre market. The Company recently entered into an agreement in principle which will enable it to extend this network into downtown Philadelphia during 1997.

    WASHINGTON. In April 1995, the Company acquired a local exchange service reseller located in Spokane, Washington. Currently serving approximately 880 business customers with approximately 7,300 lines serving the central business district of Spokane, the Company completed the construction of a fiber optic ring in the downtown area to provide facilities-based local telecommunications services directly to these customers. The Company commenced offering switched local dial tone services to customers utilizing its Spokane network in July 1996. The Company is in the process of migrating its current resale customers to the fiber optic network as portions of that network are completed.

    OHIO. In January 1996, the Company acquired existing fiber optic networks and switching facilities in the downtown business centers of Cleveland, Columbus and Akron, Ohio. The Company's networks in Ohio currently are limited to the downtown cores, but the Company will be expanding the route and fiber miles of each of these networks during 1997. In addition, the Company is currently replacing the switches that were acquired in Ohio with two Nortel DMS 500 switches, the Company's standard switching platform. The Company anticipates that it will begin offering switched local and long distance services in Cleveland and Columbus during the second quarter of 1997 and in Akron during the fourth quarter of 1997.

    UTAH. In March 1996, the Company admitted a 10% member to the subsidiary conducting the Company's operations in Utah, which member provided access to its rights-of-way, franchises, and other valuable services in order for the Company to commence the construction of a fiber optic network in Salt Lake City and the Wasatch Valley, which the Company believes is among the fastest growing areas in the United States. Construction of the downtown fiber optic ring began in the second quarter of 1996. The switching facilities were installed during the fourth quarter of 1996 with switched local and long distance service starting January 1, 1997. The Company recently executed a right-of-way agreement which will enable the expansion of this network to Provo and Orem during the first quarter of 1997.

    NEVADA. In April 1996, the Company became a 40% member in, and manager of, a joint venture that will provide local telecommunications services in Las Vegas, which the Company believes is one of the fastest growing areas in the United States. The Company has provided a license to the joint venture to operate under the name NEXTLINK Nevada. The joint venture currently provides competitive access services over a fiber optic network covering approximately 300 route miles throughout Las Vegas. The Company will provide strategic planning and management of the business for a ten year period through one of its subsidiaries. The Company anticipates that it will begin offering switched local and long distance services in this market during the second quarter of 1997.

    CALIFORNIA. On February 4, 1997, the Company acquired substantially all the assets of Linkatel Pacific, L.P. ("Linkatel"), a Los Angeles-based competitive access telecommunications provider. At the time of the acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets from the downtown Los Angeles area to the City of Irvine in Orange County. The Los Angeles/Orange County area represents one of the largest telecommunications markets in the United States, with over 2 million addressable business lines. The Company assumed management of this operation in November 1996. As part of the assets acquired, the Company obtained access to approximately 250 route miles of right-of-way, of which 80 miles have been completed, and the Company is currently constructing an additional 110 miles. The network is currently providing competitive access services with the launch of switched local and long distance services scheduled for June 1997.

NETWORK ARCHITECTURE

    DESIGN

    The Company builds or acquires its own fiber optic networks because it believes that facilities-based full service telecommunications companies whose networks are directly connected to their customers will have the ability to respond more quickly to customer needs for capacity and services. Moreover, the Company believes that facilities-based carriers develop a more knowledgeable, cooperative relationship with their customers, improving their ability to provide new services and other telecommunications solutions, which should result in higher long-term operating margins.

    The Company believes that the future telecommunications market will be an interconnected network of networks. The Company believes that calls will flow between local networks, with customers selecting their service provider based on high quality and differentiated products, responsive customer service and price. In some circumstances, depending in part upon regulatory conditions, the Company will utilize its own network for one portion of a call and resell the services of another carrier for the remaining portion of a call. In other instances, both the origination and termination of calls will take place on the Company's networks. The Company's networks are designed to maximize connectivity directly with significant numbers of business end-users, and to easily interconnect and provide a least-cost routing flow of traffic between the Company's network and other networks in the marketplace.

    In general, the Company seeks to build wide, expansive networks, rather than a simple core ring in a downtown metropolitan area. This construction focus is one factor that distinguishes the Company from traditional CAPs, which primarily focus on connecting high volume long distance users with their selected long distance carrier. Because the Company's product focus is much broader than traditional CAPs, its construction efforts reflect the Company's goal of connecting to a greater number of customers, including those without particularly high long distance traffic volumes. The Company believes that this type of broad coverage of the markets in which it operates will result in the following advantages:

    - an increased number of buildings that can be directly connected to the Company's network, which should maximize the number of businesses to which the Company can offer its services;

    - a higher volume of telecommunications traffic both originating and terminating on the Company's network, which should result in improved operating margins;

    - the ability to leverage its investment in high capacity switching equipment and electronics; and

    - the opportunity for the Company's network to provide backhaul carriage for other telecommunications service providers such as long distance and wireless carriers.

    The Company seeks to build high capacity networks using a backbone density ranging between 72 and 240 strands. A single pair of glass fibers on the Company's networks can currently transmit 32,256 simultaneous voice conversations, whereas a typical pair of copper wires can currently carry a maximum of 24 digitized simultaneous voice conversations. Although the ILECs commonly use copper wire in their networks, the ILECs are currently deploying fiber optic cable to upgrade portions of their copper-based networks. The Company believes that installing high count fiber strands will allow the Company to offer a higher volume of voice and broadband services without incurring significant additional construction costs.

    CONSTRUCTION

    The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, whether the construction is underground or aerial, whether the conduit is in place or requires construction, the initial number of buildings targeted for connection to the network backbone and the general configuration for its deployment. After installing the network backbone, extensions to additional buildings and expansions to other areas of a market are evaluated, based on detailed assessments of market potential.

    The Company's network backbones are installed in conduits that are either owned by the Company or leased from third parties. The Company leases conduit or pole space from entities such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. These arrangements are generally for multi-year terms with renewal options, and are nonexclusive. The availability of these arrangements is an important part of the Company's evaluation of a market. Cancellation of any of the Company's material right-of-way agreements could have an adverse effect on the Company's business in that area and could have a material adverse effect on the Company.

    Office buildings are connected primarily by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the Company's central node. Alternatively, the Company may access an end-user's location through interconnection with the ILEC's central office. The Company is also evaluating other alternatives for building connectivity, including wireless connections, for the "last mile" of transport. Signals are generally sent through a network backbone to the central node simultaneously on both primary and alternate protection paths. Most buildings served have a discrete Company presence (referred to as a "remote hub") located in the building. Within each building, Company-owned internal wiring connects the remote hub to the customer premises. Customer equipment is connected to Company-provided electronic equipment generally located in the remote hub, where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's central node where originating traffic is reconfigured for routing to its ultimate destination. After completion of network construction, the Company employs maintenance and line crews that are responsible for responding to outages and routine maintenance of the network.

    UNIFORM TECHNOLOGY PLATFORM

    The Company is implementing a consistent technology platform based on the Nortel DMS 500 switch throughout its networks. Unlike a traditional long distance or local switch, the Nortel DMS 500 switch will enable the Company to provide local and long distance services from a single platform. The Company believes that having a standardized switch platform will enable it to (i) deploy features and functions quickly in all of its networks, (ii) expand switch capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements. In addition, the scalability and capacity of these switches will allow the Company to switch calls from more than one market, which enhances the Company's ability to use a clustered approach to the building of its networks.

    The Company also is establishing a uniform transmission technology utilizing SONET design and standardized digital access and cross connect systems ("DACCS") and other ancillary transmission equipment. DACCS provide the ability to aggregate and disaggregate capacity along the fiber optic network. Using the DACCS, the capacity of 24 DS-0s can be aggregated to form a DS-1 and, again through the DACCS, 28 DS-1s can be aggregated to form a DS-3.

    The Company has begun construction of a test site that will house a fully functional Nortel DMS 500 switch in a configuration that simulates the working environment of the Company's operational switches, distribution and ancillary equipment. Located in Dallas, Texas, this site, which will be referred to as NEXTLAB, will operate separate and apart from the Company's operational switches as both the Company's network operations control center (NOCC) and as a testing facility. NEXTLAB will provide the Company with a means to test switch software and service configurations prior to their release on the Company's networks. The Company believes that this process should: (i) minimize network outages; (ii) save network operating and training costs; and (iii) improve levels of customer service.

IMPLEMENTATION OF LOCAL TELECOMMUNICATIONS

    A company preparing to offer local exchange services not only requires an installed switch, but also must have numerous network and routing arrangements in place. NEXTLINK has established all of these arrangements for Pennsylvania, Tennessee, Washington, Utah, and Ohio. These key elements include:

    INTERCONNECTION. The Company has executed interconnection agreements for all of its current operating networks: in Nashville and Memphis, Tennessee, with BellSouth; in Harrisburg, Reading, Lancaster and Allentown, Pennsylvania, with Bell Atlantic; and in Spokane, Washington, and Salt Lake City and Provo/Orem, Utah with US West. In each of the Tennessee, Pennsylvania and Washington markets, the Company began providing switched local dial tone services on July 4, 1996, and the Company was the first CLEC to interconnect with the ILEC for local traffic. The Company began providing local switched dial tone services in Salt Lake City on January 1, 1997. The Company has executed interconnection agreements with Ameritech for Cleveland, Columbus and Akron, Ohio, with Sprint/Centel for Las Vegas, Nevada. The Company anticipates executing two interconnection agreements with the ILECs for Los Angeles and the surrounding cluster of markets in the second quarter of 1997. In addition, the Company believes that interconnection arrangements between the ILECs and other CLECs or the Company will be in place in other markets that the Company may enter. The Company likely will initially "piggy-back" on these other arrangements while pursuing more favorable long-term arrangements.

    The Company's approach to interconnection has been a two-step process. To accelerate its launch of switched local dial tone services, the Company has entered into initial interconnection arrangements that allow for the immediate exchange of local traffic with the ILEC. These arrangements allow the Company to commence service immediately and then work to optimize its arrangements with the ILEC. The Company's ILEC agreements are now being re-negotiated under Sections 251 and 252 of the Telecom Act. The actual operating experience gained through the Company's initial interconnection agreements gives the Company critical knowledge for negotiating longer term arrangements, and the Company believes this knowledge provides it with an advantage over other CLECs in modifying these relationships with the ILEC. In some cases, where agreement on a long-term arrangement cannot be reached, the Company will pursue binding arbitration before the state utility commissions as provided under the Telecom Act. Should it choose to do so, the Company has the right to initiate arbitration in its four initial operating markets in the first quarter of 1997. There can be no assurance, however, that the Company will be able to negotiate longer term relationships on terms and conditions satisfactory to the Company or that the arbitrations will result in rates, terms and conditions satisfactory to the Company.

    TELEPHONE NUMBERS. The Company has been offered interim number portability arrangements by the ILEC in each of its markets, and the Company also is engaged in industry negotiations to establish permanent number portability. Number portability arrangements will allow ILEC customers to retain their telephone numbers when changing local exchange service carriers. In addition, the Company has been allocated multiple blocks of 10,000 telephone numbers for each of its Tennessee, Washington, Pennsylvania, Ohio, Utah and Las Vegas networks for use in assigning new numbers to its customers. These numbers, known as NXX numbers, are the first three digits of a customer's seven digit local phone number. In each of these cases, the NXX is fully loaded into the Local Exchange Routing Guide or LERG, which instructs ILECs and other carriers to send a call using a NEXTLINK NXX to the appropriate NEXTLINK switch, for delivery to the NEXTLINK customer.

    SS7 POINT CODES. For each of the Company's switches, the Company has been assigned Point Codes for use with the advanced signaling system known as SS7 which is a separate or "out of band" communications channel used between telecommunications carriers to set up and control traffic on and between networks. The Company has designed its network to fully utilize SS7 signaling, which improves call processing times and frees capacity for voice, data, and video transmissions. The Company has entered into an agreement with a national SS7 service provider that will allow the Company to utilize SS7 signaling in its current and new markets nationwide.

REGULATORY OVERVIEW

    OVERVIEW

    The Company's services are subject to varying degrees of federal, state and local regulation. The FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications. Local governments sometimes impose franchise or licensing requirements on CAPs and local exchange carriers and regulate street opening and construction activities.

    The Telecom Act imposes on ILECs certain interconnection obligations that, taken together, grant competitive entrants such as the Company what is commonly referred to as "co-carrier status." In addition, the Telecom Act generally preempts state or local legal requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral requirements designed to promote universal service, protect public safety and welfare, maintain quality of service and safeguard the rights of consumers. The Telecom Act also preserves the ability of state and local authorities to manage and require compensation for the use of public rights-of-way by telecommunications providers including CAP and other competitors of the ILECs in the local market.

    It is anticipated that co-carrier status and the preemption of state and local prohibitions on entry could permit the Company to become a full service provider of switched telecommunications services anywhere in the United States. The following table summarizes the interconnection rights granted by the Telecom Act that are most important to the achievement of this goal and the Company's belief as to the anticipated effect of the new requirements, if properly implemented.

ISSUE                                   DEFINITION                                ANTICIPATED EFFECT
---------------------  --------------------------------------------  --------------------------------------------

Interconnection        Efficient network interconnection to          Allows competitive telecommunications
                       transfer calls back and forth between ILECs   provider to service and terminate calls to
                       and competitive networks (including 911, 0+,  customers not directly connected to its
                       directory assistance, etc.)                   networks

Local Loop             Allows competitors to selectively gain        Reduces the capital and operating costs of a
  Unbundling           access at cost-based rates to ILEC wires      competitive telecommunications provider to
                       from central offices to customer premises     serve customers not directly connected to
                                                                     its networks

Reciprocal             Mandates reciprocal compensation for local    Improves the competitive telecommunications
  Compensation         traffic exchange between ILECs and            provider's margins for local service
                       competitors

ISSUE                                   DEFINITION                                ANTICIPATED EFFECT
---------------------  --------------------------------------------  --------------------------------------------
Number Portability     Allows customers to change local carriers     Allows customers to switch to competitive
                       without changing numbers; true portability    telecommunications provider's local service
                       allows incoming calls to be routed directly   without changing phone numbers
                       to a competitor. Interim portability allows
                       incoming calls to be routed through the ILEC
                       to a competitor at the economic equivalent
                       of true portability

Access to Phone        Mandates assignment of new telephone numbers  Allows competitive telecommunications
  Numbers              to competitive telecommunications provider's  providers to provide telephone numbers to
                       customers                                     new customers on the same basis as the ILEC

    While the interconnection rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented to be effective. Significant implementation issues remain to be resolved before the barriers to entry into the local telephone business are sufficiently lowered to permit widespread competitive entry. See "Federal Legislation" below for a more complete explanation of the potential effect of the Telecom Act on the Company's business.

    FEDERAL LEGISLATION

    The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act of 1934. The Telecom Act establishes a regulatory framework for the introduction of local competition throughout the United States. Among other things, the Telecom Act preempts any state or local government from prohibiting any entity from providing telecommunications service. This provision sweeps away prohibitions on entry found in almost half of the states in the country at the time the Telecom Act was passed.

    The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the ILECs and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations to be implemented by FCC regulations. The Telecom Act contemplates that states will apply the federal regulations as they oversee interconnection negotiations between ILECs and their new competitors.

    The FCC has significant responsibility in the manner in which the Telecom Act will be implemented. The details of the rules adopted by the FCC implementing the Telecom Act's requirements will have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated. The FCC may also grant ILECs increased pricing flexibility to enable them to respond to competition. To the extent such pricing flexibility is granted, the Company's ability to compete for certain services may be adversely affected.

    The state Public Utility Commissions ("PUCs") also have significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs.

    In addition, the Telecom Act provides that ILECs that are subsidiaries of regional bell operating companies ("RBOCs") cannot combine in-region, long distance services across local access and transport areas ("LATAs") with the local services they offer until they have demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, inter-LATA approval is consistent with the public interest, convenience and necessity.

    FEDERAL REGULATION

    The FCC was granted authority to eliminate tariff and reporting requirements for non-dominant carriers such as the Company. Acting under that authority, the FCC has eliminated tariff filing requirements for such carriers providing interstate long distance services. On February 13, 1997, the U.S. Court of Appeals for the District of Columbia granted motions for stay of the FCC detariffing order pending judicial review of that order. The result of this stay is that carriers must continue to file tariffs for interstate long distance services. Regulatory compliance measures remain in place for international traffic and for access services. In addition, the Telecom Act now requires that ILECs provide CLECs with physical collocation on rates, terms and conditions that are just and reasonable, unless the ILEC can demonstrate to state regulators that physical collocation is not practical. The Company believes that either physical or virtual collocation of its facilities in a timely fashion for appropriate rates and terms will accommodate its purposes.

    The FCC has taken two actions related to the assignment of telephone numbers, first in July 1995 mandating that over the course of the next year responsibility for administering and assigning local telephone numbers be transferred from the RBOCs and a few other ILECs to a neutral entity, and second in July 1996 adopting a regulatory structure under which a wide range of number portability issues would be resolved.

    On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and state PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on: (1) discounts for end-to-end resale of ILEC local exchange services (which the FCC has suggested should be in the range of 17%-25%); (2) availability of unbundled local loops and other unbundled ILEC network elements;
(3) the use of Total Element Long Run Incremental Costs ("TELRIC") in the pricing of these unbundled network elements; (4) average default proxy prices for unbundled local loops in each state; (5) mutual compensation proxy rates for termination of ILEC/CLEC local calls; (6) an access charge transition plan that:
(a) leaves access charges in place with respect to situations involving resale of ILEC local exchange services; (b) leaves access charges in place with respect to situations involving use of ILEC unbundled switching to provide local exchange access services except for 25% of the transport interconnection charge ("TIC"); and (c) permits avoidance of access charges only when the ILEC switch is not utilized; and (7) the ability of CLECs and other interconnectors to opt into portions of interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis.

    In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. In the Notice of Proposed Rulemaking, the FCC proposed rules to reform the interstate access charge rate structure. The FCC also proposed to bring interstate access rate levels more in line with costs either by granting ILECs levels of increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets or by mandating lower rates regardless of the level of competition (or through some combination of the two approaches).

    In its Recommended Decision that was issued on November 8, 1996 (the "Recommended Decision"), the Federal-State Joint Board on Universal Service consisting of the FCC, state PUC commissioners and state consumer advocates (the "Joint Board") recommended that the FCC establish a federal telecommunications subsidy regime that would probably significantly expand the current subsidy program. For example, the Recommended Decision proposes a new subsidy regime for services provided to qualifying schools and libraries. The Joint Board recommended the adoption of a cap of $2.25 billion per year for the program. The Joint Board also recommended the expansion of federal subsidies to low-income consumers of telecommunications services. In addition, the Telecom Act requires the FCC to adopt a subsidy scheme for the provision of telecommunications services to rural health care providers. The Joint Board recommended that the FCC require all providers of interstate telecommunications services, including in all likelihood the Company, to pay for these and other subsidy programs based on their gross revenues from the sale of telecommunications services minus payments made to other telecommunications carriers. The FCC must establish final universal service rules by May 8, 1997. The Company cannot at this time predict the level of its mandatory contribution, but the Company believes that it will likely be a significant expenditure if the FCC adopts the Joint Board recommendations.

    The Company anticipates that the FCC will initiate a number of additional proceedings, of its own volition and as a result of requests from CLECs and others, as a result of the Telecom Act. Such proceedings will further define and construe the Telecom Act's terms.

    COURT OF APPEALS DECISION

    Various parties, including ILECs and state PUCs, filed appeals of the FCC's August 8, 1996 order in various U.S. Courts of Appeal, and several parties petitioned the FCC and the courts to stay the effectiveness of the FCC's rules included in the FCC's order, pending a ruling on the appeals. Many of the appeals were consolidated and transferred to the U.S. Court of Appeals for the Eight Circuit. On October 15, 1996, the Eighth Circuit issued a partial stay of the FCC's rules until the full appeal on the FCC's rules could be heard. The stay was limited to two areas of the FCC's rules: (1) the pricing rules other than those dealing with commercial mobile radio service providers; and (2) the CLECs' ability to utilize a most favored nation procedure to select favorable provisions from other interconnectors' agreements.

    The Company believes that the stay will not have a material adverse effect on it, because the Company already has interconnection agreements in place, or expects to have such agreements in place after state PUC arbitration proceedings, under the provisions of the FCC's order and the Telecom Act which have not been stayed by the Court. The stay does not delay the implementation of the Telecom Act by the parties and by the state PUCs, but rather suspends the guidance on pricing and most favored nation procedures that the FCC sought to provide to the parties and the state PUCs.

    STATE REGULATION

    The Company expects that as it offers local exchange and other intrastate services in an increasing number of states, it will be subject to direct state PUC regulation in most if not all such states. In all states where certification as a common carrier is currently required, the Company's operating subsidiaries are certificated.

    In most states, the Company is required to file tariffs or price lists setting forth the terms, conditions and prices for services which are classified as intrastate. In some states, the Company's tariff can list a range of prices for particular services, and in others, such prices can be set on an individual customer basis. The Company is not subject to price cap or to rate of return regulation in any state in which it currently provides services.

    As noted above, states retain a significant regulatory role under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral requirements designed to promote universal service, protect public safety and welfare, maintain quality of service and safeguard the rights of consumers. The Company anticipates that state PUCs will play a major role in determining the specific charges for local network interconnection. In some states, those charges are being determined by generic cost proceedings and in other states they are being established through arbitration proceedings.

    LOCAL GOVERNMENT AUTHORIZATIONS

    In certain locations, the Company is required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install and expand its fiber-optic networks. In some of the areas where the Company provides network services, the Company's subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There is no assurance that certain cities that do not currently impose fees will not seek to impose such fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way.

    If any of the Company's existing franchise or license agreements were terminated prior to its expiration date and the Company were forced to remove its fiber from the streets or abandon its network in place, such termination would have a material adverse effect on the Company's subsidiary in that area and could have a material adverse effect on the Company. The Company believes that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to preclude any such action. However, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that the Company would prevail in any judicial or regulatory proceeding to resolve such a dispute.

COMPETITION

    As noted above, the regulatory environment in which the Company operates is changing rapidly. The passage of the Telecom Act combined with other actions by the FCC and state regulatory authorities continues to promote competition in the provision of telecommunications services.

    ILECS

    In each market served by its networks, the Company faces, and expects to continue to face, significant competition from the ILECs, which currently dominate their local telecommunications markets.

    The Company competes with the ILECs in its markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services that the Company, in many cases, does not currently offer. The Company has sought, and will continue to seek, to achieve parity with the ILECs in order to become able to provide a full range of local telecommunications services. See "Regulatory Overview" for additional information concerning the regulatory environment in which the Company operates. Existing competition for private line and special access services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. As a result of the comparatively recent installation of the Company's fiber optic networks, its dual path architectures and the state-of-the-art technology used in its networks, the Company may have cost and service quality advantages over some currently available ILEC networks.

    OTHER COMPETITORS

    The Company also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which the Company offers its services. In addition to the ILECs and CAPs, potential competitors capable of offering private line and special access services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users.

    The Company believes that the Telecom Act as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies increase the likelihood that barriers to local exchange competition will be removed. The Telecom Act states that entry barriers must be lowered in the areas served by ILECs that are subsidiaries of RBOCs before such ILECs are permitted to provide in-region, interLATA services. When ILECs that are RBOC subsidiaries are permitted to provide such services, they will be in a position to offer single source service. ILECs that are not RBOC subsidiaries may offer single source service presently.

    In some cases, cable television companies are upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. In addition, under the Telecom Act, electric utilities may install fiber optic telecommunications cable and may facilitate provision of telecommunications services by electric utilities over those networks if granted regulatory authority to do so.

    Cellular and PCS providers may also be a source of competitive local telephone service. However, the Company believes these operators will be large users of CAP access services to transport their calls among their radio transmitter/receiver sites through networks that avoid the ILECs with whom they compete.

    The Company also competes with equipment vendors and installers, and telecommunications management companies, with respect to certain portions of its business.

    A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. In addition, many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company.

    With respect to the Company's enhanced communications service offerings, each is subject to competition. For example, there are several competitors that offer IVR services, such as Call Interactive, which the Company believes focuses its sales efforts on large volume IVR service users. Another competitor, Telemedia, which is owned by Sprint, also offers significant call volume capacity. With respect to Xpress, the Company's virtual communications center, there are numerous competitors with product offerings that include some or all of the services offered by Xpress. Similarly, the Company's Intermind offering faces competition from the services and products offered by such companies and Netscape, Marimba, Backweb and others.

PURCHASING AND DISTRIBUTION

    With respect to the Company's fiber optic networks, which constitute the Company's most significant capital investments, the Company has entered into general purchase agreements with key equipment suppliers for fiber and fiber optic transmission equipment, with Nortel for telecommunications switches, and with other suppliers for various other components of each system. These agreements provide the basic framework under which purchase orders for these system components will be made. The specific purchases made for each network depend upon the configuration and other factors related to the network, such as the prospective customer base and location and the services to be offered over the network. Once these decisions are made, purchase orders for the appropriate fiber and selected equipment types are placed under the general purchase agreements.

EMPLOYEES

    As of December 31, 1996, the Company employed 568 people, including full-time and part-time employees. The Company considers its employee relations to be good. None of the employees of the Company is covered by a collective bargaining agreement.

TRADEMARKS AND TRADE NAMES

    The Company uses the name "NEXTLINK" as its primary business name. In July 1995, the Company filed for federal trademark protection of this name. In addition, filings have been made to register the distinctive floating X and related marks as protected trademarks under federal law. These filings all are pending. The Company has no assurance that they will be granted.

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.

NEGATIVE CASH FLOW AND OPERATING LOSSES; LIMITED HISTORY OF OPERATIONS

    The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which must be made before any revenues may be realized. Certain of the expenditures are expensed as incurred, while certain other expenditures are capitalized. These expenditures, together with the associated early operating expenses, result in negative cash flow and operating losses until an adequate revenue base is established. There can be no assurance that an adequate revenue base will be established for any of the Company's networks. Since inception, the Company's operations have resulted in net losses of $0.3 million for the period from September 16, 1994 through December 31, 1994, $12.7 million for the year ended December 31, 1995 and $71.1 million for the year ended December 31, 1996. The Company will continue to incur significant expenditures in the future in connection with the acquisition, development and expansion of its networks, services and customer base. There can be no assurance that the Company will achieve or sustain profitability or generate sufficient positive cash flow to service its debt and to pay cash dividends on its 14% Senior Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Preferred Shares").

    The Company was formed in September 1994. A significant portion of the Company's revenue for the years ended December 31, 1995 and 1996 was derived from the operations of the Company's IVR enhanced service offering, which was acquired by the Company in September 1995. Prospective investors, therefore, have very limited historical financial information about the Company upon which to base an evaluation of the Company's performance. Although the Company generates revenues from its current operations, the Company has only recently commenced operations as a single source service provider of telecommunications services in eight markets and will not commence such operations in 14 additional markets until later in 1997. Given the Company's limited operating history, there can be no assurance that it will be able to compete successfully in the telecommunications business and to generate sufficient cash flow to service its debt and to pay cash dividends on the Preferred Shares.

SIGNIFICANT FUTURE CAPITAL REQUIREMENTS; SUBSTANTIAL INDEBTEDNESS

    Expansion of the Company's existing networks and services and the development and acquisition of new networks and services will require significant capital expenditures. The Company estimates that the cash required to fund its anticipated capital expenditures and operating losses (excluding acquisitions) for 1997 will approximate $200 million. The Company's planned growth subsequent to 1997 will require substantial additional capital. The Company will also continue to evaluate additional revenue opportunities in each of its markets and, as and when attractive additional opportunities develop, the Company plans to make capital investments in its networks that might be required to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, the proceeds from sales of debt securities, the sale or issuance of equity securities and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive cash flow in sufficient amounts to service its debt and to pay cash dividends on the Preferred Shares. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

    The Company expects to incur substantial additional indebtedness (including secured indebtedness) during the next few years to finance the acquisition, construction and expansion of networks, the purchase of additional switches, the offering of local dial tone and Centrex services, the introduction of other new service offerings and the development and implementation of a comprehensive information technology platform. The debt service requirements of any additional indebtedness could make it more difficult for the Company to service its debt and to pay cash dividends on the Preferred Shares.

    The future funding requirements discussed above are based on the Company's current estimates. There can be no assurance that actual expenditures and funding requirements will not be significantly higher or lower.

RISK ASSOCIATED WITH IMPLEMENTATION OF GROWTH STRATEGY

    The expansion and development of the Company's operations (including the construction and acquisition of additional networks) will depend on, among other things, the Company's ability to assess markets, identify, finance and complete suitable acquisitions, design fiber optic network backbone routes, install fiber optic cable and facilities, including switches, and obtain rights-of-way, building access rights and any required government authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In addition, the Company has experienced rapid growth since its inception, and the Company believes that sustained growth places a strain on operational, human and financial resources. In order to manage its growth, NEXTLINK must continue to improve its operating and administrative systems including the continued development of effective systems relating to ordering, provisioning and billing for telecommunications services. NEXTLINK must also continue to attract and retain qualified managerial, professional and technical personnel. As a result, there can be no assurance that the Company will be able to implement and manage successfully its growth strategy. The Company's growth strategy also involves the following risks:

    QUALIFIED PERSONNEL. NEXTLINK believes that a critical component for its success will be the attraction and retention of qualified managerial, professional and technical personnel. During the last six months the Company has experienced significant competition in the attraction and retention of personnel that possess the skill sets that the Company is seeking. Although the Company has been successful in attracting and retaining qualified personnel, there can be no assurance that NEXTLINK will not experience a shortage of qualified personnel in the future.

    SWITCH AND EQUIPMENT INSTALLATION. An essential element of the Company's current strategy is the provision of switched local dial tone service. To provide dial tone service, the Company has installed eight Nortel DMS 500 switches and intends to install an additional two Nortel DMS 500 switches during the second quarter of 1997. There can be no assurance, however, that the installation of the required switches, fiber optic cable and associated electronics will be completed on time or that, during the testing of these switches and related equipment, the Company will not experience technological problems that cannot be resolved. The failure of the Company to have its switches and related equipment operational could have a material adverse effect upon the Company's ability to enter rapidly the telecommunications market as a single source provider of telecommunications services.

    INTERCONNECTION AGREEMENTS. The Company has executed agreements for the interconnection of its networks with the networks of the ILEC covering each market in which NEXTLINK either has or is constructing a network, with the exception of those markets in California. NEXTLINK may be required to negotiate new interconnection agreements as it enters new markets in the future. There can be no assurance that the Company will successfully negotiate such other agreements for interconnection with the ILEC or renewals of existing interconnection agreements. The failure to negotiate required interconnection agreements could have a material adverse effect upon the Company's ability to enter rapidly the telecommunications market as a single source provider of telecommunications services.

    ORDERING, PROVISIONING AND BILLING. The Company has developed processes and procedures and is working with external vendors in the implementation of customer orders for services, the provisioning, installation and delivery of such services and monthly billing for those services. In connection with its development of a comprehensive information technology platform, the Company is developing automated internal systems for processing customer orders, provisioning and billing. The failure to develop effective internal processes and systems for these service elements or the failure of the Company's current vendors to deliver effectively ordering, provisioning and billing services could have a material adverse effect upon the Company's ability to achieve its growth strategy.

    PRODUCTS AND SERVICES. The Company expects to continue to enhance its systems in order to offer its customers switched local dial tone and other enhanced products and services in all of its networks as quickly as practicable and as permitted by applicable regulations. The Company believes its ability to offer, market and sell these additional products and services will be important to the Company's ability to meet its long-term strategic growth objectives, but is dependent on the Company's ability to obtain the needed capital, additional favorable regulatory developments and the acceptance of such products and services by the Company's customers. No assurance can be given that the Company will be able to obtain such capital or that such developments or acceptance will occur.

    ACQUISITIONS. The Company intends to use the net proceeds of the Offering to expand its networks and service offerings through internal development and acquisitions. Such acquisitions, if made, could divert the resources and management time of the Company and would require integration with the Company's existing networks and services. There can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be on terms favorable to the Company or would be successfully integrated into the Company's operations.

NEED TO OBTAIN AND MAINTAIN PERMITS AND RIGHTS-OF-WAY

    In order to acquire and develop its networks the Company must obtain local franchises and other permits, as well as rights to utilize underground conduit and pole space and other rights-of-way and fiber capacity from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. There can be no assurance that the Company will be able to maintain its existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement its business plan on acceptable terms. Although the Company does not believe that any of the existing arrangements will be canceled or will not be renewed as needed in the near future, cancellation or non-renewal of certain of such arrangements could materially adversely affect the Company's business in the affected metropolitan area. In addition, the failure to enter into and maintain any such required arrangements for a particular network, including a network which is already under development, may affect the Company's ability to acquire or develop that network.

COMPETITION

    In each of the markets served by the Company's networks, the Company competes principally with the ILEC serving that area. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services (as opposed to dial tone local exchange services) the FCC recently proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to the ILECs' networks, the income of competitors to the ILECs, including the Company, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including the Company.

    The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market place such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and from other CLECs, CAPs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. The Telecom Act includes provisions which impose certain regulatory requirements on all local exchange carriers, including competitors such as the Company, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecom Act are implemented and enforced could have an adverse effect on the Company's ability to successfully compete against ILECs and other telecommunications service providers. The Company also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business. Many of the Company's current and potential competitors have financial, personnel and other resources substantially greater than those of the Company, as well as other competitive advantages over the Company.

REGULATION

    The Company is subject to varying degrees of federal, state and local regulation. The Company is not currently subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. Further, the FCC has determined that non-dominant carriers, such as the Company and its subsidiaries, are not required to file interstate tariffs for domestic long distance service on an ongoing basis. On February 13, 1997, the U.S. Court of Appeals for the District of Columbia granted motions for stay of the FCC detariffing order pending judicial review of that order. The result of this stay is that carriers must continue to file tariffs for interstate long distance services. The FCC requires the Company and its subsidiaries to file interstate tariffs on an ongoing basis for international traffic and access services. The Company's subsidiaries that provide or will provide intrastate services are also generally subject to certification and tariff or price list filing requirements by state regulators. Although passage of the Telecom Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In addition, although the Telecom Act provides incentives to the ILECs that are subsidiaries of RBOCs to enter the long distance service market, there can be no assurance that these ILECs will negotiate quickly with competitors such as the Company for the required interconnection of the competitor's networks with those of the ILEC.

    The Joint Board in its Recommended Decision recommended that the FCC establish a federal telecommunications subsidy regime for schools and libraries that would probably significantly expand the current subsidy program. The Joint Board recommended the adoption of a cap of $2.25 billion per year for the program. The Joint Board also recommended the expansion of federal subsidies to low-income consumers of telecommunications services. In addition, the Telecom Act requires the FCC to adopt a subsidy scheme for the provision of telecommunications services to rural health care providers. The Joint Board recommended that the FCC require all providers of interstate telecommunications services, including in all likelihood the Company, to pay for these and other subsidy programs based on their gross revenues from the sale of telecommunications services minus payments made to other telecommunications carriers. The FCC must establish final universal service rules by May 8, 1997. The Company cannot at this time predict the level of its mandatory contribution, but the Company believes that it will likely be a significant expenditure if the FCC adopts the Joint Board recommendations.

DEPENDENCE ON LARGE CUSTOMERS

    To date the Company has been dependent on certain large customers of its IVR enhanced communication service offerings, the loss of one or more of which could have a material adverse effect on the Company. The Company's 10 largest customers accounted for approximately 66% and 51% of the Company's revenues in 1995 and 1996, respectively. The Company does not have service contracts with all of these customers. The Company will continue to be dependent upon a small number of customers for the majority of its revenues until such time as the Company generates substantial revenues from the provision of switched local and long distance communications services, which there can be no assurance the Company will be able to do.

RAPID TECHNOLOGICAL CHANGES

    The telecommunications industry is subject to rapid and significant changes in technology. The effect of technological changes, including changes relating to emerging wireline and wireless transmission and switching technologies, on the businesses of the Company cannot be predicted.

DEPENDENCE ON KEY PERSONNEL

    The Company's businesses are managed by a small number of key executive officers, the loss of certain of whom could have a material adverse effect on the Company. The Company believes that its future success will depend in large part on its ability to develop a large and sophisticated sales force and its ability to attract and retain highly skilled and qualified personnel. Most of the executive officers of the Company, including the presidents of its operating subsidiaries, do not have employment agreements. Although the Company has been successful in attracting and retaining qualified personnel, there can be no assurance that NEXTLINK will not experience a shortage of qualified personnel in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

    As a result of the significant expenses associated with the expansion and development of its networks and services and the variability of the level of revenues generated through sales of NEXTLINK's IVR enhanced communications services, the Company anticipates that its operating results could vary significantly from period to period.

CONTROL BY MR. CRAIG O. MCCAW; POTENTIAL CONFLICTS OF INTERESTS

    Mr. Craig O. McCaw, primarily through his majority ownership and control of Eagle River Investments, L.L.C., a Washington limited liability company ("Eagle River"), controls approximately 88% of the Company's total voting power. As a result, Mr. McCaw will have the ability to control the direction and future operations of the Company. In addition to his investment in the Company through Eagle River, Mr. McCaw has significant investments in other communications companies, including Nextel Communications, Inc., Teledesic Corporation and AT&T, some of which could compete with the Company as a single source provider of telecommunications services or act as a supplier to the Company of certain telecommunications services. The Company does not have a noncompetition agreement with either Mr. McCaw or Eagle River. In addition, although Mr. McCaw is the Company's Chief Executive Officer, Mr. McCaw devotes only a portion of his time to the business of the Company.

GLOSSARY

    CAP (COMPETITIVE ACCESS PROVIDER)--A company that provides its customers with an alternative to the ILEC for local private line and special access telecommunications services.

    CENTRAL OFFICES--The switching centers or central switching facilities of the LECs.

    CO-CARRIER STATUS--A regulatory scheme under which the ILEC is required to integrate new, competing providers of local exchange service, such as the Company, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among ILECs in most jurisdictions.

    COLLOCATION--The ability of a CLEC such as the Company to connect its network to the ILECs central offices. Physical collocation occurs when a CLEC places its network connection equipment inside the ILEC's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the ILEC permits a CLEC to connect its network to the ILEC's central offices on comparable terms, even though the CLEC's network connection equipment is not physically located inside the central offices.

    DEDICATED--Telecommunications lines dedicated or reserved for use by particular customers and charged on a flat, usually monthly basis.

    DIGITAL--A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

    DS-0, DS-1, DS-3--The standard circuit capacity classifications. Each of these transmission services can be provided using the same type of fiber optic cable, but offer different bandwidth (that is, capacity), depending upon the individual needs of the end-user. A DS-0 is a dedicated circuit that is considered to meet the requirements of usual business communications, with transmission capacity of up to 64 kilobits of bandwidth per second (that is, a voice grade equivalent circuit). This service offers a basic low capacity dedicated digital line for connecting telephones, fax machines, personal computers and other telecommunications equipment. A DS-1 is a high speed digital circuit typically linking high volume customer locations to long distance carriers or other customer locations. Typically utilized for voice transmissions as well as the interconnection of LANs, DS-1 service accommodates transmission speeds of up to 1.544 megabits per second, which is the equivalent of 24 voice grade equivalent circuits. DS-3 service provides a very high capacity digital circuit with transmission capacity of 45 megabits per second, which is equivalent to 28 DS-1 circuits or 672 voice grade equivalent circuits. This is a digital service used by long distance carriers for central office connections and by some large commercial users to link multiple sites.

    ETHERNET--A local area network technology used for connecting computers, printers, workstations, terminals, etc., within the same building. Ethernet operates over twisted wire or coaxial cable at speeds up to 100 megabits per second. Ethernet is the most popular LAN technology.

    FCC--The United States Federal Communications Commission.

    FDDI (FIBER DISTRIBUTED DATA INTERFACE)--Based on fiber optics, FDDI is a 100 megabit per second local area network technology used to connect computers, printers, and workstations at very high speeds. FDDI is also used as backbone technology to interconnect other LANs.

    FIBER MILE--The number of route miles installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers along that path. See the definition of "route mile" below.

    INTERCONNECTION DECISIONS--Rulings by the FCC announced in September 1992 and August 1993, which require the RBOCs and most other large ILECs to provide interconnection in ILEC central offices to any CAP, long distance carrier or end-user seeking such interconnection for the provision of interstate special access and switched access transport services.

    KILOBIT--One thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "kilobits per second." One kilobit is approximately sufficient to encode a standard telegram.

    LANS (LOCAL AREA NETWORKS)--The interconnection of computers for the purpose of sharing files, programs and various devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

    LOCAL EXCHANGE--A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

    LEC (LOCAL EXCHANGE CARRIER)--A company providing local telephone services.

    LINE--an electrical path between a LEC central office and a subscriber.

    LONG DISTANCE CARRIERS (INTEREXCHANGE CARRIERS)--Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

    MEGABIT--One million bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second." One megabit is approximately sufficient to encode a 3 inch by 5 inch photograph.

    NUMBER PORTABILITY--The ability of an end-user to change local exchange carriers while retaining the same telephone number.

    POPS (POINTS OF PRESENCE)--Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

    PUC (PUBLIC UTILITY COMMISSION)--A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

    PRIVATE LINE--A dedicated telecommunications connection between end-user locations.

    PUBLIC SWITCHED NETWORK--That portion of a ILEC's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the ILEC's central offices.

    RECIPROCAL COMPENSATION--The compensation paid to and from a new competitive local exchange carrier and the ILEC for termination of a local call on each other's networks.

    ROUTE MILE--The number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.

    SPECIAL ACCESS SERVICES--The lease of private, dedicated telecommunications lines or "circuits" along the network of a ILEC or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end-user to a long distance carrier POP.

    SWITCH--A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

    SWITCHED ACCESS SERVICES--Transmission of switched calls through the local switched network for the purpose of originating or terminating toll calls. Long distance companies pay switched access charges to the ILECs for each switched call originated or terminated on the ILEC's network.

    SWITCHED ACCESS TRANSPORT SERVICES--Transportation of switched traffic along dedicated lines between the ILEC central offices and long distance carrier POPs.

    SWITCHED TRAFFIC--Telecommunications traffic along the public switched network that is charged on a per-minute or other range sensitive basis. This traffic is generally switched at the ILEC's central offices.

    TOKEN RING--A local area network technology used to interconnect personal computers, file servers, printers, and other devices. Token Ring LANs typically operate at either 4 megabits per second or 16 megabits per second.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company's local exchange service providers own or lease, in their respective operating territories, telephone property which includes: fiber optic backbone and distribution network; central office switching equipment; connecting lines between customers' premises and the central offices; and customer premise equipment.

    The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to consent or lease, permit, easement, or other agreement. The central office switching equipment includes electronic switches and peripheral equipment.

    The Company and its subsidiaries lease facilities for their administrative and sales offices, network nodes and warehouse space. The various leases expire on dates ranging from July 1997 to January 2016. Most have renewal options. Additional office space and equipment rooms will be leased as the Company's operations and networks are expanded and as new networks are constructed. The Company's headquarters are located in leased office space at 155 108th Avenue NE, 8th Floor, Bellevue, WA.

    NEXTLINK Capital owns no property.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business. NEXTLINK Capital is not currently party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no public trading market for the Company's common equity. In addition, there is no public trading market for NEXTLINK Capital's common equity. As of March 11, 1997, there were 12 holders of record of the Company's Class B Common Stock, par value $.01 per share and no holders of record of the Company's Class A Common Stock, par value $.01 per share. The Company is the sole holder of record of NEXTLINK Capital's Common Stock, par value $.01 per share.

DIVIDENDS

    Both the Company and NEXTLINK Capital have never declared any cash dividends on any of their respective equity securities. Covenants in the indenture pursuant to which the Company's and NEXTLINK Capital's 12 1/2% Senior Notes due April 15, 2006 restrict the ability of the Company to pay cash dividends on its capital stock.

SALES OF UNREGISTERED SECURITIES

    Effective January 1, 1996, the Company issued 651,933 Class A Units to U.S. Network Corporation in connection with the Company's acquisition of an existing fiber optic network and switching facilities in the downtown business centers of Cleveland, Columbus and Akron, Ohio. Such Class A Units were issued in reliance upon an exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Act").

    Effective January 1, 1996, the Company merged four of its five operating subsidiaries with newly formed entities owned by the Company (the "Recapitalization"). As a result of these mergers, the entities and individuals holding minority interests in the subsidiaries exchanged these interests for 3,841,207 Class A Units of the Company (representing an approximate 5.9% ownership interest in the Company) which were valued at approximately $5.6 million. NEXTLINK Washington, L.L.C. did not participate in the merger. The transaction has been accounted for as a purchase of minority interests. Accordingly, the $2.9 million excess of the purchase price over the book value of the interests acquired was recorded as goodwill. In addition to the exchange of equity interests, the Company exchanged options to acquire equity interests in the subsidiaries for options to acquire Class B Units in the Company. In connection with this transaction, the Company issued 1,953,656 options with exercise prices of $0.01 and four-year vesting schedules. These options had substantially the same economic values and vesting schedules as the subsidiary options which were exchanged. Such securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Act.

    On December 13, 1996, the Company issued 900,000 Class A Units to the prior owners of the ITC Companies ("ITC") in connection with the acquisition of ITC by the Company. ITC is a switched-based long distance reseller based in Salt Lake City, Utah with operations in Utah, Colorado, Arizona, New Mexico and Idaho. Such Class A Units were issued in reliance upon an exemption from registration contained in Section 4(2) of the Act.

    At various times throughout 1996, the Company issued options under the EOP to its employees to purchase an aggregate of 1,031,002 Class B Units. The exercise prices of these options range from $0.01 (with respect to options to purchase 726,674 Class B Units) to $0.44 (with respect to options to purchase 724,874 Class B Units) to $3.50 (with respect to options to purchase 158,500 Class B Units). The options granted vest in equal installments over four years (with respect to options to purchase 220,828 Class B Units) or five years (with respect to options to purchase 810,174 Class B Units). Such options were issued in reliance upon an exemption from registration contained in Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has begun construction of, acquired, or entered into agreements to acquire telecommunications networks in 22 markets in seven states.

    The Company commenced the offering of switched local dial tone telecommunications services in seven of its markets on July 4, 1996 and in an eighth market on January 1, 1997. The Company expects to commence the offering of switched local dial tone and long distance services in its remaining 14 markets later in 1997.

    In addition, the Company offers enhanced communications services including:
(i) interactive voice response services, which provide an interface between the Company's clients and their customers for a variety of applications; (ii) Xpress, the Company's virtual communications center that allows mobile professionals and workgroups to access a suite of commonly used communications services from any telephone in the public switched telephone network; and (iii) the Intermind Communicator, an interactive communications tool for the World Wide Web and intranet applications.

    The Company plans to acquire and build networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

    The development of the Company's businesses and the construction, acquisition and expansion of its systems require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this will enhance the Company's financial performance by increasing the traffic flow over the Company's networks.

    Prior to January 31, 1997, the Company was a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. On January 31, 1997, the Company was merged with and into NEXTLINK Communications, Inc., a Washington corporation, and will be subject to federal and state income tax. See Note 12 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

    Revenue increased 240% to $25.7 million for 1996, compared to $7.6 million in 1995. The increase was due to recording a full year of revenue during 1996 for acquisitions completed during 1995 as well as growth in dedicated and enhanced communications services revenues. The 1996 revenues included $15.3 million derived from enhanced communications services, $6.4 million from competitive access and dedicated line services, $3.8 million from local and long distance resale services and $0.2 million from switched local dial tone and other services. This compares to $3.4 million derived from enhanced communications services, $3.2 million from competitive access and dedicated line services and $1.0 million from local exchange resale services during 1995. The Company's interactive voice response subsidiary, which was acquired in September 1995, provided 52% of the Company's revenues during 1996, including one customer who accounted for 23% of the Company's total revenues. The revenues generated by this subsidiary, while generally increasing over time, have tended to fluctuate on a quarter to quarter basis as a substantial portion of the revenues are derived from a small number of customers and the revenues are generally nonrecurring in nature. The Company began offering switched local dial tone services in seven of its markets in July 1996. Revenues from the provision of local dial tone services, while not material during 1996, are expected to represent an increasing component of total revenues in future periods.

    Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and include salaries and benefits, right-of-way fees and local and long distance service costs. Operating expenses increased 279% due to the effect of acquisitions and the Company's continued addition of employees as well as other related costs in order to expand the Company's switched local dial tone service businesses in its existing and planned markets. In addition, the Company experienced increased network costs related to the provision of local and long distance services.

    SG&A includes salaries and benefits, sales and marketing, consulting and legal fees, property taxes, facilities expense and billing and systems development costs. Selling, general and administrative expenses ("SG&A") increased 228% due to acquisitions completed during 1995, the Company's continued addition of employees as well as other related costs in order to expand the Company's switched local dial tone service businesses in its existing and planned markets and to a lesser degree due to activities associated with the marketing of the Company's enhanced communications service offerings.

    Deferred compensation expenses are recorded in connection with the Company's Equity Option Plan. The option grants under this plan are considered compensatory and are accounted for similar to stock appreciation rights. The Company recorded noncash charges of $9.9 million and $0.4 million during 1996 and 1995, respectively, resulting from an increase in value of the options as well as the grant of additional options. See Note 10 to Consolidated Financial Statements.

    Depreciation expense increased during 1996 primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment as well as due to acquisitions completed during 1995 and early 1996. Amortization of intangible assets increased as a result of acquisitions completed during 1995 and 1996.

    Interest expense during 1996 (net of $0.9 million capitalized) primarily reflects the interest expense associated with the Company's and NEXTLINK Capital's 12 1/2% Senior Notes due April 15, 2006 (the "Senior Notes"). See "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Interest income results from certain securities that have been pledged as collateral for interest payments on the Senior Notes and investment of excess cash.

    PERIOD FROM INCEPTION (SEPTEMBER 16, 1994) TO DECEMBER 31, 1994 VS. DECEMBER
     31, 1995

    From inception through December 31, 1995, the Company acquired certain operating assets and one company. These acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the Company's Consolidated Financial Statements include the results of operations of these acquisitions from the dates of acquisition. The acquired assets and liabilities were recorded at their estimated fair value on the acquisition dates, and appropriate amounts were allocated to intangible assets, including goodwill.

    The Company generated its first revenues, a total of $7.6 million, in 1995. Of these revenues, $3.2 million were derived from competitive access and dedicated line services, $1.0 million from local exchange resale services and $3.4 million from interactive voice response services.

    As reflected in the Consolidated Financial Statements, operating expenses increased from $106,000 in 1994 to $6.6 million in 1995. This increase is due to the acquisitions described above and expansion of the business.

    SG&A increased from $232,000 in 1994 to $9.6 million in 1995. SG&A increased substantially as a result of acquisitions and the development of the Company's systems and structure to support the anticipated growth of its business.

    Depreciation increased from $6,500 in 1994 to $1.1 million in 1995 due to the added property, plant and equipment as a result of the acquisitions and expansion of the networks completed in 1995. Amortization of intangible assets increased from $7,000 in 1994 to $2.3 million in 1995 due to the acquisitions and the resulting increase in intangible assets.

    Interest expense was $499,000 in 1995 and related primarily to a note to Eagle River that was subsequently converted to contributed capital on December 1, 1995.

    Minority interest in net losses increased from $3,000 in 1994 to $230,000 in 1995, due to increases in losses and the addition of minority members' interest in certain of the Company's acquired subsidiaries.

The net loss before minority interest was $13.0 million and the net loss was $12.7 million in 1995 compared to $352,000 and $349,000, respectively for 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During 1996, the Company used $40.6 million in cash for operating activities, compared to $9.2 million in 1995. The increase was primarily due to a substantial increase in the Company's activities associated with the development and initiation of competitive switched local dial tone services and to a lesser degree due to the activities associated with the marketing of the Company's enhanced communications service offerings. During 1996, the Company also invested an additional $72.0 million in property and equipment, acquisitions of telecommunications assets and equity investments in telecommunications businesses. During 1995, the Company invested $35.4 million in capital equipment and acquisitions of telecommunications assets and businesses.

    On February 4, 1997 the Company completed the acquisition of substantially all of the assets of Linkatel, a Los Angeles-based competitive access telecommunications provider. At the time of acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets in the Orange and Los Angeles county areas. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million (including the release of $6.0 million which was deposited into escrow during 1996) plus the payoff of debt of $5.6 million and the assumption of net liabilities totaling $0.8 million.

    In December 1996, the Company completed the acquisition of ITC, a switched-based long distance reseller based in Salt Lake City, Utah with operations in Utah, Colorado, Arizona, New Mexico and Idaho. ITC has approximately 9,000 long distance customers and recorded 1996 revenues of $11.4 million. The purchase price for ITC consisted of a cash payment of $4.0 million (of which $2.6 million was placed into escrow to be paid during 1998) plus the issuance of 900,000 Class A Units of the Company, which were valued at $5.50 per unit. The Company has granted the seller an option to require the Company to repurchase such units at $11.50 per unit beginning three years from the date of closing of the acquisition in the event that the Company has not completed a public offering of its equity securities prior to that time.

    In January 1997, the Company obtained rights-of-way to expand its existing Salt Lake City network into Provo and Orem, Utah. In December 1996, the Company reached an agreement in principle to acquire an existing fiber optic network in downtown Philadelphia in order to extend its existing network in Pennsylvania, which acquisition is anticipated to be consummated during the second quarter of 1997.

    Since inception, the Company has funded its expenditures with approximately $55.0 million of cash equity investments from two entities that are controlled by Mr. Craig O. McCaw and with the proceeds from the issuance of long-term debt and redeemable preferred stock. On April 25, 1996, the Company raised net proceeds of approximately $190 million through the issuance of $350 million in Senior Notes. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the Senior Notes through April 15, 1999 and used an additional $32.2 million to repay certain advances and accrued interest from Eagle River. In addition, the Company incurred costs of $9.8 million in connection with the financing. Interest payments on the Senior Notes are due semi-annually. On January 31, 1997, the Company completed the sale of $285 million of Preferred Shares which after deducting issuance costs, resulted in net proceeds to the Company of approximately $274 million. The Preferred Shares will accrue dividends at the rate of 14% per annum. Before February 1, 2002, dividends may, at the option of the Company, be paid in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. After February 1, 2002, dividends must be paid in cash. Since inception, the Company also has issued $15.5 million of Class A Units primarily for the acquisition of certain telecommunications assets and the stock of ITC, which Units were converted to shares of Class B Common Stock of the Company on January 31, 1997.

    The Company will continue to use the remaining proceeds from the sale of the Senior Notes and the Preferred Shares for expenditures relating to the construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform and (iv) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

    As of December 31, 1996, the Company had unrestricted cash and investments of $124.5 million. On a pro forma basis, after giving effect to the Linkatel acquisition and the sale of the Preferred Shares Offering, the Company would have had $363.5 million of unrestricted cash and investments. The Company estimates that the cash required to fund its anticipated capital expenditures and operating losses (excluding acquisitions) for 1997 will approximate $200 million.

    The Company's planned growth subsequent to 1997 will require substantial additional capital to fund capital expenditures, acquisition opportunities, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its markets and, as and when attractive additional opportunities develop, the Company plans to make additional capital investments in its networks to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, sales of additional debt securities, and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to service the Senior Notes and to pay cash dividends on the Preferred Shares. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

    In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the Preferred Shares contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Senior Notes as of December 31, 1996.

EFFECTS OF INFLATION

    Inflation has not had a significant effect on Company operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report, and of NEXTLINK Capital are filed under this Item, beginning on Page F-19 of this Report.

    Selected quarterly financial data required under this item is included in
Note 11 to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

    The following table sets forth the names, ages and positions of the executive officers and members of the Company's board of directors. Their respective backgrounds are described following the table.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Craig O. McCaw.......................................          47   Chief Executive Officer and Director
James F. Voelker(1)..................................          46   President and Director
Jan Loichle..........................................          48   Vice President, Chief of Local Exchange Operations
Kathleen H. Iskra....................................          40   Vice President, Chief Financial Officer and Treasurer
R. Bruce Easter, Jr..................................          39   Vice President, General Counsel and Secretary
Charles P. Daniels...................................          40   Vice President, Chief Marketing Officer
Gordon Sileo.........................................          46   Vice President, Chief Information Officer
J. Scott Bonney......................................          40   Vice President, Regulatory and External Affairs
Dennis Weibling(2)...................................          45   Director
Scot Jarvis(1).......................................          35   Director
C. James Judson(2)...................................          52   Director
William A. Hoglund(1)................................          42   Director

--------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    The following persons are the presidents of the Company's operating subsidiaries:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Hugh C. Cathey.......................................          46   President of NEXTLINK Ohio, L.L.C.
Greg Green...........................................          33   President of NEXTLINK Washington, L.L.C.
Don Hillenmeyer......................................          50   President of NEXTLINK Tennessee, L.L.C.
Robert Kingery.......................................          42   President of NEXTLINK Interactive, L.L.C.
Dwayne Nielson.......................................          41   President of NEXTLINK Utah, L.L.C.
Gary Rawding.........................................          45   President of NEXTLINK Pennsylvania, L.P.
Donald W. Sessamen...................................          64   President of NEXTLINK California, L.L.C.

    All of the officers identified above serve at the discretion of the Board of Directors of the Company. There are no family relationships between any person identified above. The following are brief biographies of persons identified above.

    CRAIG O. MCCAW has been Chief Executive Officer of NEXTLINK since September 1994. Mr. McCaw is also Chairman and Chief Executive Officer of Eagle River, a company formed and owned by Mr. McCaw to make strategic investments in telecommunications ventures. Mr. McCaw was the founder, chairman and chief executive officer of McCaw Cellular Communications, Inc. ("McCaw Cellular"), the nation's leading provider of wireless communications services, until the company was sold to AT&T in August 1994. Prior to entering the cellular telephone business in 1973, Mr. McCaw took over daily operation of a small cable television operation in Centralia, Washington, that he and his three brothers owned. Under his leadership, this one-system operation serving 4,000 subscribers eventually grew to be the nation's 20th largest cable operator serving 450,000 subscribers. In 1974, he expanded the cable company's services by entering the paging and conventional mobile telephone industries and eventually became the fifth largest paging operator in the country, serving approximately 320,000 subscribers in 13 states. In 1981, Mr. McCaw saw the revolutionary potential of wireless communications and committed the company to developing broad-based cellular telephone services. Later, McCaw Cellular became the nation's largest cellular telephone operator, with cellular system positions in more than 100 U.S. cities, representing more than 100 million potential customers. The company also had interests in wireless data transmissions, personal communications services, air-to-ground phone systems and satellite communications at the time of its sale to AT&T. Mr. McCaw is one of the two principal owners of Teledesic Corporation, which in March 1994 announced plans for a worldwide satellite-based telecommunications system. Mr. McCaw is indirectly a significant stockholder, a director and Chairman of the Operating Committee of Nextel Communications, Inc., a provider of wireless telecommunications services.

    JAMES F. VOELKER has been the President of NEXTLINK since April 1995 and is responsible for developing the company vision and guiding overall operations. He is recognized as one of the early entrepreneurs in the business of building and delivering competitive local exchange service. Mr. Voelker's career in telecommunications spans almost two decades and includes experience in very different segments of the industry in a variety of executive positions. From 1981 to 1984 he served as vice president of sales, marketing and customer service for Lexitel Corporation, the forerunner of Allnet Communications. Mr. Voelker co-founded Digital Signal Inc. and served as chief operating officer and chief executive officer from 1985 through the company's sale to SP Telecom in 1990. Digital Signal operated a nation wide fiber optic network supplying capacity, engineering, provisioning and operational support to over one hundred interexchange carriers. In the CAP arena, Mr. Voelker became vice chairman of City Signal Inc. in 1992, which constructed and operated networks in six markets. Subsequently, he served as its chief executive officer after the company merged with its sister company Teledial America to form U S Signal. Based in Grand Rapids, Michigan, U S Signal was one of the first fully certified CLECs in the country. Mr. Voelker has served as vice chairman of ALTS, the industry Association of Local Telephone Service providers and as a director of Phoenix Network Inc., a publicly held long distance company. Mr. Voelker is also a member of the Compensation Committee of the Board of Directors.

    JAN LOICHLE has been Vice President, Chief of Local Exchange Operations of NEXTLINK since October 1996. Prior to that, Ms. Loichle was the President of NEXTLINK Solutions (the virtual communications center) from July 1995. Prior to joining NEXTLINK, Ms. Loichle was Executive Vice President at U.S. Signal in Detroit and Grand Rapids, Michigan from April 1993 to July 1995. At U.S. Signal Ms. Loichle led the development of an enhanced service platform (Magic Number) from concept through production system and implementation. From 1990 to 1993, Ms. Loichle was Assistant Vice President of Finance for SP Telecom in San Francisco. Prior to that, Ms. Loichle was Vice President of Financial Operations for Lexitel/Allnet/ALC in Birmingham, Michigan from December 1980 to October 1989.

    KATHLEEN H. ISKRA has been Vice President, Chief Financial Officer and Treasurer of NEXTLINK since January 1996. Prior to that, she was President and Chief Executive Officer of Horizon Air, a wholly owned subsidiary of Alaska Air Group. Prior to her appointment at Horizon Air, Ms. Iskra served as staff vice president of finance and controller of Alaska Airlines and Alaska Air Group. Ms. Iskra's service with Alaska began in 1987, when she was appointed Controller. Prior to joining Alaska, she was an audit manager with Arthur Andersen.

    R. BRUCE EASTER, JR. has been Vice President, General Counsel and Secretary of NEXTLINK since January 1995. From 1986 to December 1994, Mr. Easter was an associate and then partner in the law firm of Davis Wright Tremaine in Seattle, Washington, where he focused on communications law and media matters. Prior to joining Davis Wright Tremaine, Mr. Easter was a legal assistant at Home Box Office, Inc. from 1980 through 1986.

    CHARLES P. DANIELS has been Vice President, Chief Marketing Officer of NEXTLINK since November 1995. Mr. Daniels is responsible for Marketing, Market Development, Product Development, and Engineering. From 1992 to 1995, Mr. Daniels worked for MCI where he was the founder and Program Manager of the network MCI Developers Lab. Mr. Daniels was also a founding member of MCI's Advanced Technology Group. Prior to joining MCI, Mr. Daniels worked for Manufacturers Hanover Trust from 1989 to 1992 as Vice President/Strategic Technology & Research, where he was responsible for evaluating and implementing new technologies that either reduced costs or generated new revenue.

    GORDON SILEO has been Vice President, Chief Information Officer of NEXTLINK since August 1995. Mr. Sileo is responsible for designing and implementing the NEXTLINK information technology, corporate communications and infrastructure. Prior to joining NEXTLINK, Mr. Sileo was Vice President of Information Services for US Signal from June 1994 to July 1995. From September 1991 to July 1993, Mr. Sileo was Vice President of Management Information Services for SP Telecom.

    J. SCOTT BONNEY has been Vice President, Regulatory and External Affairs for NEXTLINK since November 1994. He is responsible for implementing NEXTLINK's regulatory and industry affairs initiatives. Prior to joining NEXTLINK, from November 1992 to November 1994, Mr. Bonney was Vice President of Regulatory and External Affairs for Ameritech in Illinois, where he was responsible for implementing Ameritech's competitive network unbundling plan. Prior to joining Ameritech, from 1988 through November 1992, Mr. Bonney served as Director of Regulatory Affairs for Teleport Communications Group, one of the original competitors for local phone service.

    DENNIS WEIBLING has been a director of the Company since January 1997 and had been Executive Vice President of NEXTLINK since September 1994. Mr. Weibling is also President of Eagle River, Inc., since October 1993. Mr. Weibling is a director and member of Nextel Communications, Inc.'s board, operations, audit and compensation committees. Nextel is a leading provider of integrated wireless communications services for teams of mobile workers. Mr. Weibling serves on the board and executive committee of Teledesic Corporation, a satellite telecommunications company backed by Mr. McCaw and Microsoft founder Mr. William Gates. Mr. Weibling is a director of Cable Plus, one of the leading providers of private cable television and telephony service to residential apartment complexes. A licensed certified public accountant in Washington, Mr. Weibling is a member of the American Society of Certified Public Accountants and the Washington Society of Certified Public Accountants. In addition, Mr. Weibling is a licensed attorney in Ohio and a member of the American Bar Association and Ohio State Bar Association. Mr. Weibling is also a member of the Audit Committee of the Board of Directors.

    SCOT JARVIS has been a director of the Company since January 1997 and had been Executive Vice President of NEXTLINK since September 1994, was a Vice President of Eagle River, Inc. from October 1994 through April 1996. Mr. Jarvis is the co-founder and since March 1997 has been a member of Cedar Grove Partners, LLC. Prior to that, Mr. Jarvis was the acting President of the Company from September 1994 to April 1995. Prior to joining Eagle River, Inc., Mr. Jarvis served as Vice President of McCaw Development Corporation from 1993 to 1994 and of McCaw Cellular from 1985 through 1994. During his tenure at McCaw Cellular, Mr. Jarvis served in the positions of General Manager from 1990 to 1993, Vice President of Acquisitions and Development from 1988 to 1990 and Assistant Vice President from 1985 to 1988. Mr. Jarvis also recently served on the Board of Directors or executive committees of: NEXTEL Communications, Inc., PriCellular Corporation, Horizon Cellular Group, Los Angeles Cellular Telephone Company, Cellular 2000 Partnership, Cybertel Cellular Telephone Company (St. Louis), Northwest Cellular Partnership, and Movitel del Noroeste (Mexico Region). Mr. Jarvis has also served as the President of the Iberia Cellular Telephone Company from 1991 to 1994. Mr. Jarvis is also a member of the Compensation Committee of the Board of Directors.

    C. JAMES JUDSON has been a director of the Company since January 1997 and had been Executive Vice President of NEXTLINK since February 1995. Mr. Judson is also Vice President and General Counsel of Eagle River, Inc. since January 1995. Prior to joining Eagle River, Inc., from January 1, 1975 through January 1995, Mr. Judson was a partner in the Seattle law firm of Davis Wright Tremaine where he focused his practice primarily in the areas of corporation law and taxation. Mr. Judson is also a member of the Audit Committee of the Board of Directors.

    WILLIAM A. HOGLUND has been a director of the Company since January 1997 and had been Executive Vice President of NEXTLINK since February 1996. Mr. Hoglund is also Vice President and Chief Financial Officer of Eagle River, Inc. since January 1996. Prior to joining Eagle River, Inc., Mr. Hoglund was a Managing Director of J.P. Morgan & Co. in its investment banking group. Mr. Hoglund was employed by J.P. Morgan & Co. from 1977 through 1995, focusing for the past nine years on clients in the telecommunications, cable and media industries. Mr. Hoglund is also a member of the Compensation Committee of the Board of Directors.

    The following individuals are the senior management of the Company's subsidiaries.

    HUGH C. CATHEY has been the President of NEXTLINK Ohio since August 1996. Prior to joining NEXTLINK, Mr. Cathey had nearly 20 years of experience in the telecommunications industry. From 1993 to 1996, Mr. Cathey was president and chief executive officer of Digital Network, Inc., a publicly traded, facilities-based long distance company based in Dallas, Texas. From 1989 to 1993, Mr. Cathey served as president and chief executive officer of United Telemanagement, Inc. Prior to that, Mr. Cathey held sales and product management positions of increasing responsibility with AT&T, culminating as the senior executive of a business unit of AT&T with annual revenues of approximately $100 million. During Mr. Cathey's tenure at United Telemanagement, Inc., that company filed a petition under the Federal bankruptcy laws.

    GREG GREEN has been the President of NEXTLINK Washington since March 1995. Prior to that, from 1985 through March 1995, Mr. Green was the founder and former President of Tel-West Communications, Inc. ("Tel-West") until the Company's acquisition of certain assets of that company. At Tel-West, Mr. Green provided overall management of business development, sales and customer service. Mr. Green successfully negotiated with the Washington State Utilities and Transportation Commission to become the second competitive local exchange carrier in Washington State's history and the first in the city of Spokane.

    DON HILLENMEYER has been the President of NEXTLINK Tennessee since March 1995. Prior to joining NEXTLINK in March of 1995, Mr. Hillenmeyer was president of MCMG, Inc., a Nashville-based wireless communications management consulting and operations firm specializing in running Rural Service Areas for independent cellular telephone owners. Before founding MCMG, Inc., Mr. Hillenmeyer held various senior management positions at McCaw Cellular and was responsible for 13 southern states from August 1986 to February 1990.

    ROBERT KINGERY has been the President of NEXTLINK Interactive (the interactive voice response provider) since joining the Company in August 1995. Prior to joining NEXTLINK, Mr. Kingery was the President and Chief Executive Officer of Sound Response Corporation, an interactive voice services business he co-founded in 1991.

    DWAYNE NIELSON has been President of NEXTLINK Utah since February 1996. Prior to joining NEXTLINK, Mr. Nielson was Assistant Vice President, Consumer and Small Business Market, at Sprint Corporation from October 1994 to February 1996. Prior to that, from August 1985 through October 1994, Mr. Nielson held a variety of sales and marketing positions at Sprint and United Telephone.

    GARY RAWDING has been President of NEXTLINK Pennsylvania since September 1994. Prior to founding Penns Light Communications, Inc., certain assets of which were acquired by the Company in September 1994, he served as Vice President of Sales & Marketing at Eastern TeleLogic Corporation from 1989 until 1993. Prior to joining Eastern TeleLogic, Mr. Rawding held various positions with Bell Atlantic Corporation.

    DONALD W. SESSAMEN has been President of NEXTLINK California since November 1996. Prior to that, Mr. Sessamen acted as a consultant to NEXTLINK. Prior to acting as a consultant to the Company, Mr. Sessamen joined Brooks Fiber California in 1994 as president, after the company acquired Phoenix Fiberlink. At Brooks Fiber California, Mr. Sessamen completed the installation of the San Jose system and managed the entry into switched services in the Sacramento market. From 1991 to 1994, Mr. Sessamen was executive vice president of operations, engineering and MIS at SP Telecom, a fiber optic systems construction and wholesale transmission company using Southern Pacific Railroad rights-of-way east of the Mississippi River. At SP Telecom, Mr. Sessamen led SP Telecom's entry into switch-based products utilizing the Northern Telecom DMS 250 Super Node, introducing innovative switch-based products.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table sets forth, for the fiscal year ended December 31, 1996, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996 (the "Named Executive Officers").

                                                                      ANNUAL COMPENSATION
                                ------------------------------------------------------------------------------------------------
                                                                               OTHER           SECURITIES         ALL OTHER
      NAME AND PRINCIPAL                                                       ANNUAL          UNDERLYING       COMPENSATION
           POSITION              FISCAL YEAR   SALARY ($)    BONUS ($)    COMPENSATION ($)   OPTIONS(#)(1)         ($)(2)
------------------------------  -------------  -----------  -----------  ------------------  --------------  -------------------

McCaw, Craig O................         1995           -0-          -0-              -0-                -0-              -0-
  CEO                                  1996           -0-          -0-              -0-                -0-              -0-

Voelker, James J..............         1995        89,405       87,000           11,542(3)       1,000,000              -0-
  President                            1996       160,609          -0-              -0-             15,000            6,523

Kingery, Robert...............         1995        65,589       88,082              -0-             98,347(4)            -0-
  President of NEXTLINK                1996       225,000       30,000              -0-              5,000            5,625
  Interactive

Iskra, Kathleen H.............         1995           -0-          -0-              -0-                -0-              -0-
  Vice President, Chief                1996       121,233       65,250              -0-            153,500            1,575
  Financial Officer and
  Treasurer

Daniels, Charles P............         1995        14,423       25,000              -0-            100,000              -0-
  Vice President, Chief                1996       100,000       84,750              -0-              7,500            2,512
  Marketing Officer

--------------------------

(1) Represents Class B membership units granted in connection with the Company's equity option plan during 1995 and 1996, respectively.

(2) Represents contributions made by the Company on behalf of the executive officer under the Company's 401(k) Plan.

(3) Of this amount, $11,238 was allocated to temporary housing expenses.

(4) This represents the number of options to acquire Class B units granted in connection with the Recapitalization of the Company and its subsidiaries. Prior to the Recapitalization, this executive held options to acquire membership interests in Nextlink Interactive.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                               POTENTIAL REALIZABLE VALUE
                                                 INDIVIDUAL GRANTS                               AT ASSUMED ANNUAL RATES
                                              -----------------------                                OF SHARES PRICE
                              NUMBER OF         % OF TOTAL OPTIONS                           APPRECIATION FOR OPTION TERM(2)
                             SECURITIES             GRANTED TO           EXERCISE OR    -----------------------------------------
  NAME AND PRINCIPAL     UNDERLYING OPTIONS     EMPLOYEES IN FISCAL      BASE PRICE         EXPIRATION          5%         10%
       POSITION              GRANTED(#)               YEAR(%)              ($/SH)             DATE(3)           ($)        ($)
-----------------------  -------------------  -----------------------  ---------------  -------------------  ---------  ---------

McCaw, Craig O.,                    -0-                    -0-                  -0-             N/A

Voelker, James F.                15,000                   1.79                  .44       August 19, 2011          600     46,200

Kingery, Robert                   5,000                   0.60                  .44       August 19, 2011          200     15,400

Iskra, Kathleen H.               75,000                   8.96                  .01       January 2, 2011          -0-    122,250
                                 75,000                   8.96                  .44       January 2, 2011        3,000    231,000
                                  3,500                    .42                  .44       August 19, 2011          140     10,780

Daniels, Charles P.               7,500                    .90                  .44       August 19, 2011          300     23,100

--------------------------

(1) Effective on January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into NEXTLINK Communications, Inc. The information presented in this table reflects the grant of options pursuant to the Amended and Restated Equity Option Plan of NEXTLINK Communications, L.L.C. (the "EOP"). The Company has adopted a Stock Option Plan and is currently preparing documentation to cause the options to be options to purchase the Company's Class A Common Stock. See Note 12 to the Consolidated Financial Statements.

(2) The value of the Company's Class B Units is determined in accordance with the EOP. Although Class B Units, when exercised, would constitute an ownership interest in the Company, the interest is limited to the appreciation in value of the Company, that is the distributable profits interests, if any, of the Company. Pursuant to the EOP, the Administrative Committee, which is comprised of two representatives from Eagle River and the President of the Company, determines the appreciation interest value of the options. During 1995, the members of the Administrative Committee were Messrs. Weibling, Jarvis and Voelker. During the period in which theses options were granted, the EOP provided that the valuation would be based upon financial data dated as of the close of the most recent tax year. Because of the small amount of capital invested at December 31, 1994, and because there had been no appreciation in the value of Class A Units at December 31, 1994, there was no fair market value ascribed to the unit options in excess of the $0.01 exercise price at the time of their grants during 1994 and 1995. Further, and consistent with the EOP, no separate determination of value was made for the grants until the end of 1995. The appreciation value was determined by the Administrative Committee by applying a rate of return to the capital invested based on expected rates of return for similar investments in comparable telecommunications businesses and accounting for payment of the preferred return described above and the return of capital to the Class A unit holders, and dividing that amount by the total Class A Units issued at December 31, 1996 and 1995. Based upon this valuation process, the appreciation interest per unit at years ended 1996 and 1995 for Class B Units was determined to be $3.50 and $0.44, respectively, and for Class A Units was determined to be $4.36 and $1.45, respectively. Commencing July 1, 1995, the EOP was revised to provide that the Administrative Committee could revalue the Company based on such financial data as the Administrative Committee deemed appropriate.

   The dollar amounts under the 5% and 10% columns are the result of calculations required by the rules of the Securities and Exchange Commission ("SEC") and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Class B Units. The amounts shown reflect the difference between (a) the appreciation of each unit at the SEC's assumed annual rates of appreciation through the fifteenth anniversary of the date of the grant based on the per unit valuation at the time of the grant and (b) the sum of (i) payment of the exercise price, (ii) the return of capital to the Class A unit holders, and (iii) the payment of a preferred return to the Class A unit holders. Pursuant to the Company's limited liability company agreement, the Class A unit holders are entitled to a preferred return on their capital contributions equal to the prime rate plus 2%. The Company utilized a prime rate of 8.25% in calculating the above returns under the SEC's assumed rates of return.

(3) Options granted during 1996 vest either 20% at employment and 20% at the end of each subsequent year or 25% at the end of each of the next four years after grant.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING               VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                                           DECEMBER 31, 1996          AT DECEMBER 31, 1996 (1)
                                                      ----------------------------  -----------------------------
NAME                                                  EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------------------------------------  ------------  --------------  -------------  --------------

McCaw, Craig O......................................          -0-            -0-              -0-            -0-

Voelker, James F....................................      400,000        615,000    $   1,400,000   $  2,152,500

Kingery, Robert.....................................       39,339         64,008          137,687        224,028

Iskra, Kathleen H...................................       60,000         93,500          210,000        327,250

Daniels, Charles P..................................       40,000         67,500          140,000        236,250

--------------------------

(1) Reflects the difference between the exercise price and a valuation of $3.50 per unit. Because there is no public market for the Company's membership units, pursuant to the Equity Option Plan, the Plan's Administrative Committee determines the value of the Class B options at least as often as the end of each fiscal year. The valuation set forth above reflects the Administrative Committee's determination of per unit valuation at December 31, 1996.

EMPLOYMENT AGREEMENTS

    NEXTLINK Pennsylvania, L.P., an operating subsidiary of the Company, has entered into an employment agreement with Gary A. Rawding, its President, for a term expiring on September 15, 1997, subject to automatic month-to-month extensions unless either party gives 30 days notice not to renew. The agreement provides for a base salary of $110,000, with a total bonus of $50,000 for the five-quarter period ended December 31, 1995 based on the attainment of goals and milestones outlined in the agreement and $10,000 per quarter thereafter. If NEXTLINK Pennsylvania, L.P. fails to renew the agreement or if employment is terminated due to the cessation of its business, NEXTLINK Pennsylvania, L.P. must pay Mr. Rawding his then-current monthly salary until one year after termination. The agreement also contains non-compete, non-solicitation and confidentiality provisions.

    NEXTLINK Interactive, L.L.C. ("NEXTLINK Interactive"), an operating subsidiary of the Company, has entered into an employment agreement with Robert Kingery, its President, for a term expiring on August 31, 1998, subject to earlier termination. The agreement provides for a base salary of $225,000, with a bonus based on the attainment of goals and milestones to be agreed to by NEXTLINK Interactive and Mr. Kingery. If NEXTLINK Interactive terminates Mr. Kingery's employment on 30 days notice, Mr. Kingery is entitled to receive a bonus as if he had been employed for each year of the initial term of the agreement. The agreement also contains non-compete, non-solicitation and confidentiality provisions.

    NEXTLINK Washington, L.L.C. ("NEXTLINK Washington"), an operating subsidiary of the Company, has entered into an employment agreement with Gregory Green as its President for a term expiring March 28, 1998, subject to earlier termination. The agreement provides for a base salary of $100,000 with a bonus of $30,000 during the first year, $35,000 during the second year and $40,000 during the third year, in each case upon the achievement of objectives. The agreement also contains non-compete, non-solicitation and confidentiality provisions.

NEXTLINK COMMUNICATIONS, L.L.C. EQUITY OPTION PLAN

    The Company adopted an Amended and Restated Equity Option Plan (the "EOP"). Pursuant to the EOP, the Company could grant any employee of the Company or its Affiliates (as defined in the EOP) the right to acquire Class B membership interests ("Equity Interests") in the Company (an "Option"). The EOP has been superseded by the NEXTLINK Communications, Inc. Stock Option Plan, described below, which was adopted in connection with the incorporation of the Company on January 31, 1997. The Company anticipates granting replacement options under the NEXTLINK Communications, Inc. Stock Option Plan to the holders of options granted under the EOP. The Option Plan is administered by a committee comprised of three members (the "Administrative Committee"). Two of the members were appointed by Eagle River, the primary member of the Company, and the third was the President of the Company. The Administrative Committee had sole and unfettered discretionary authority to administer the EOP and to alter, modify, change or terminate the EOP at any time.

    An Option granted under the EOP must be evidenced by a written agreement between the Company and the employee. Such agreement set forth the quantity of Equity Interests with respect to which the Option is granted, the Option price, the date the Option was granted, and such other terms, conditions, and restrictions as the Company deemed advisable and which were not inconsistent with the terms of the EOP. The holder of an Option (an "Option Holder") did not acquire any voting or other rights in the Company or in management of the Company upon the grant of an Option. In addition, the holder of an Equity Interest obtained upon exercise of an Option would not have voting or other management rights in the Company.

    An Option could have been exercised, in whole or in part, at any time after December 31, 1996 and within a 15-year period following the date the Option was granted, subject to ratable vesting of the Option over four Years of Service (as defined in the EOP) and provisions in the EOP relating to early termination of the Option in the case of termination of employment. Any portion of an Option that was not exercised by the end of the 15-year term would terminate unless extended by the Company.

    Under the EOP, the Company had the right to purchase an Option from an Option Holder (or his or her trustee, personal representative, guardian, executor or administrator) (collectively the "Transferee") at a purchase price equal to the then Fair Market Value (as defined in the EOP) of the Option upon the occurrence of (a) the bankruptcy of the Transferee (b) an adjudication by a court that the Transferee is insane or incompetent; (c) any general assignment by the Transferee for the benefit of his creditors; (d) the death of the Transferee; (e) the termination, for any reason, of the Transferee's employment with the Company or an Affiliate (as defined in the EOP); or (f) any other event which would cause an interest in the Company to be sold, assigned, awarded, confirmed, or otherwise transferred, for consideration or otherwise, to any person, whether voluntarily, involuntarily or by operation of law.

NEXTLINK COMMUNICATIONS, INC. STOCK OPTION PLAN

    The Company established the NEXTLINK Communications, Inc. Stock Option Plan (the "Plan") to replace the EOP and to provide a performance incentive for certain officers, employees, and individuals who provide services to the Company, and to enable these individuals to acquire or increase proprietary interest in the success of the Company.

    Pursuant to the terms of the Plan, the Company's Board of Directors (the "Board") has reserved the right to terminate, modify, or amend the Plan subject to the following restriction: The Board must obtain shareholder approval for any amendment that (1) increases the number of shares of Class A Common Stock available under the Plan, (2) changes the Plan's eligibility provisions, or (3) requires shareholder approval under applicable law.

    The Plan Administrator may modify or amend outstanding options granted under the Plan, provided modification or amendment of an outstanding option shall not, without the consent of the optionee, impair or diminish any of the optionee's rights or any of the obligations of the Company. Except as otherwise provided in the Plan, no outstanding option shall be terminated without the consent of the optionee. Unless the optionee agrees otherwise, any change or adjustment to an outstanding incentive stock option shall be made so as not to constitute a "modification," as defined in Section 424(h) of the

Internal Revenue Code of 1986, as amended (the "Code"), and so as not to cause the option to cease qualifying as an incentive stock option, as defined in Code
Section 422(b).

    The "Plan Administrator" is the Compensation Committee of the Board, and its members are Messrs. Voelker, Jarvis and Hoglund. The Board may from time to time remove members from, or add members to, the Compensation Committee. Vacancies on the committee, however caused, may be filled by the Board.

    The Plan Administrator acts as the manager of the Plan, possessing discretionary authority to determine all matters relating to the options to be granted. The Plan Administrator has the sole authority to interpret the provisions of the Plan, any option issued under the Plan, and any rule or regulation applicable to the Plan. The Plan Administrator's interpretation is conclusive and binding on all interested parties, so long as the interpretation and construction with respect to incentive stock options corresponds to the requirements of Code Section 422, the regulations thereunder, and any amendments thereto.

    The stock available under the stock options granted under the Plan are shares of the Company's authorized but unissued Class A Common Stock, par value $.01 per share ("Class A Common Stock"). The total number of shares that may be issued pursuant to options under the Plan, including both incentive and non-statutory options, shall not exceed an aggregate of 10,000,000 shares.

    Incentive stock options may be granted only to officers and other employees of the Company (or a parent or subsidiary corporation of the Company), including Board members who are also employees of the Company (or employees of a parent or subsidiary corporation of the Company). Non-statutory options may be granted to both employees and non-employees of the Company (or a corporate or non-corporate parent or subsidiary), including non-employee Board members. Certain limitations apply to 10% shareholders.

    Within the parameters established by the Plan, the Plan Administrator has the sole discretion to determine the options to be granted under the Plan, including selection of the individuals receiving option grants, the number of shares available under each option, the exercise price, and all other terms and conditions of the options. Separate option grants under the Plan need not be identical in any respect, even when made simultaneously. The Plan Administrator shall issue each optionee an individual "option agreement," which describes the relevant terms of the option.

    The purchase price per share of Class A Common Stock under each incentive stock option shall be not less than the fair market value of the Class A Common Stock on the date the option is granted, except where the option is a substituted or assumed option from another plan, and the exercise price relates to the original exercise price, in accordance with applicable provisions of the Code. Certain additional limitations apply to 10% shareholders. The purchase price per share of Class A Common Stock under each non-statutory stock option shall be not less than 85% of the fair market value of the Class A Common Stock on the date the option is granted, except where the option is a substituted or assumed option from another plan, and the exercise price relates to the option's original exercise price.

    The aggregate shares of Class A Common Stock available to an optionee through incentive stock options, which are exercisable for the first time during a calendar year, shall not exceed $100,000 in value. For purposes of this limit, the Class A Common Stock shall be valued at its fair market value as of the option grant date. To the extent an incentive stock option exceeds this limitation, it shall be considered a non-statutory stock option.

    An optionee must exercise his or her option, if at all, before it expires. Each option shall expire on the date specified in the individual option agreement, which date shall not be later than the tenth anniversary of the date on which the option was granted with respect to incentive stock options, the 15th anniversary with respect to non-statutory options and the fifth anniversary in the case of a 10% stockholder.

    Options granted under the Plan and the rights and privileges conferred thereby may not be transferred, assigned, pledged, or hypothecated in any manner (whether by operation of law or otherwise), other than by will or applicable laws of descent and distribution; provided that non-statutory stock options may be transferred to a revocable trust established by the optionee for his or her descendants, to an immediate family member, or to a partnership in which only immediate family members or such estate-planning trusts are partners. Options shall not be subject to execution, attachment, or similar process. Upon any attempt to transfer, assign, pledge, hypothecate, or otherwise dispose of any option under the Plan, or any rights or privilege conferred by the Plan, contrary to the provisions of the Plan, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred by the Plan, such option shall thereupon terminate and become void. No person may create a lien on any funds, securities, or other property held under the Plan.

    Options granted under the Plan shall generally expire on the earlier of the following two events: (i) the date of expiration expressed in the individual option agreement, or (ii) three months after termination of employment (unless the termination is for cause, in which case the option shall immediately expire). Special rules apply in the event of an optionee's death or disability. In addition, options shall terminate if the shareholders of the Company receive cash, stock, or other property in exchange for or in connection with their shares of Class A Common Stock as a result of a merger, consolidation, acquisition of property or stock, separation, reorganization, or liquidation of the Company (other than a mere reincorporation, creation of a holding company, or merger in which the Company's shareholders receive a corresponding number of shares of Class A Common Stock in the survivor corporation). Prior to such an event, the optionee shall have the right to exercise his or her option, in whole or in part, to the extent vested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    THE COMPANY. The following table sets forth certain information as of January 31, 1997, with respect to the beneficial ownership of NEXTLINK's capital stock by (i) each person known by the Company to own beneficially 5% or more of the outstanding shares of capital stock, (ii) the Company's Board of Directors,
(iii) the Company's Chief Executive Officer and each of the Named Executive Officers and (iv) all directors and executive officers as a group.

    CLASS A COMMON STOCK

                                                                     AMOUNT AND NATURE OF    PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                                      OWNERSHIP                  (%)
------------------------------------------------------------------  ----------------------  ---------------------
James F. Voelker..................................................            400,000(1)              21.66
  155 108th Avenue, N.E., Suite 810
  Bellevue, WA 98004
Don Hillenmeyer...................................................            136,943(1)               7.42
  105 Molloy Street
  Suite 300
  Nashville, TN 37201
Greg Breetz.......................................................            136,943(1)               7.42
  105 Molloy Street
  Suite 300
  Nashville, TN 37201
Russ Land.........................................................            136,943(1)               7.42
  105 Molloy Street
  Suite 300
  Nashville, TN 37201
Craig O. McCaw....................................................                  0                --
Dennis Weibling...................................................                  0                --
Scot Jarvis.......................................................                  0                --
C. James Judson...................................................                  0                --
William A. Hoglund................................................                  0                --
Robert Kingery....................................................             39,339(1)               2.13
Kathleen H. Iskra.................................................             60,000(1)               3.25
Charles P. Daniels................................................             40,000(1)               2.17
All directors and executive officers as a group (19 persons)......          1,020,050(1)              56.86

------------------------

(1) Represents shares that are anticipated to be eligible for acquisition upon exercise of stock options during the next 60 days from January 31, 1997, which the Company anticipates granting as replacement options for options granted under the EOP.

    CLASS B COMMON STOCK

                                                                       AMOUNT AND NATURE OF    PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                                        OWNERSHIP                  (%)
--------------------------------------------------------------------  ----------------------  ---------------------
Eagle River, LLC....................................................          72,307,914                83.41
  2300 Carillon Point
  Kirkland, WA 98033
BWP, Inc............................................................           5,914,497(1)              6.82
  707 S.W. Washington, 8th Floor
  Portland, OR 97205
Craig O. McCaw......................................................          72,911,686(2)             84.10
  2300 Carillon Point
  Kirkland, WA 98033
Dennis Weibling.....................................................          72,307,914(3)             83.41
  2300 Carillon Point
  Kirkland, WA 98033
James F. Voelker....................................................           3,571,364(4)              4.12
Scot Jarvis.........................................................             670,283(5)             *
C. James Judson.....................................................                   0               --
William A. Hoglund..................................................                   0               --
Robert Kingery......................................................           2,081,312(6)              2.50
Kathleen H. Iskra...................................................                   0               --
Charles P. Daniels..................................................                   0               --
All directors and executive officers as a group (19 persons)........          80,110,582(7)             92.41

------------------------

(1) Represents shares of Class B Common Stock held beneficially by Douglas Bean and Robert F. Kingery, who own 39.88% and 35.19%, respectively of the total shares held by BWP, Inc.

(2) Represents shares of Class B Common Stock held beneficially by Mr. McCaw as a result of his ownership interests in Eagle River and NEXTLINK, Inc.

(3) Mr. Weibling, who is President of Eagle River, Inc., an affiliate of Eagle River, disclaims beneficial ownership in all securities held by Eagle River, except to the extent of his pecuniary interest therein.

(4) Represents shares of Class B Common Stock that are eligible for acquisition upon exercise of a stock option during the next 60 days from January 31, 1997.

(5) Includes 134,057 shares of Class B Common Stock held by the Rowena Family Limited Liability Company, of which Mr. Jarvis is the sole managing member.

(6) Represents shares of Class B Common Stock held beneficially by Mr. Kingery as a result of his ownership in BWP, Inc.

(7) See notes (2), (3), (4) and (6) above.

*   Less than 1%.

    EAGLE RIVER. The following table sets forth certain information as of January 31, 1997, with respect to the beneficial ownership of Eagle River's member interests by (i) each person known by Eagle River to own beneficially 5% or more of the outstanding member interests, (ii) the Company's Board of Directors, (iii) the Company's Chief Executive Officer and each of the Named Executive Officers and (iv) all directors and executive officers as a group.

                                                                       AMOUNT AND NATURE OF    PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNERSHIP(1)                (%)
--------------------------------------------------------------------  ----------------------  ---------------------
Craig O. McCaw......................................................            31,122(2)               97.07
  2300 Carillon Point
  Kirkland, WA 98033
Dennis Weibling.....................................................               940                   2.93
  2300 Carillon Point
  Kirkland, WA 98033
James F. Voelker....................................................                 0                 --
Scot Jarvis.........................................................                 0                 --
C. James Judson.....................................................                 0                 --
William A. Hoglund..................................................                 0                 --
Robert Kingery......................................................                 0                 --
Kathleen H. Iskra...................................................                 0                 --
Charles P. Daniels..................................................                 0                 --
All directors and executive officers as a group                                                              %
  (19 persons)......................................................            32,062                    100

------------------------

(1) Represents Class A Units.

(2) Represents Class A Units held beneficially by Mr. McCaw as a result of his ownership interests in Eagle River and Eagle River, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From the inception of NEXTLINK through the end of 1995, NEXTLINK's capital and operational funding was provided on an as needed basis, primarily by Eagle River. During this period, under NEXTLINK's limited liability company agreement, one equity unit was issued for each dollar in cash or assets contributed to NEXTLINK. The equity ownership units issued from time to time during the course of this period thus reflect this one dollar to one equity unit equivalency. As of December 31, 1996, Eagle River had contributed approximately $53.9 million to NEXTLINK and had received approximately 53.9 million Class A Units in NEXTLINK Communications, L.L.C., which were converted to approximately 72.3 million shares of Class B Common Stock of the Company on January 31, 1997, including certain issuances described below.

    On September 15, 1994, NEXTLINK lent $100,000 to Gary A. Rawding, President of NEXTLINK Pennsylvania, L.P. This loan is unsecured and is due September 15, 2004, or upon the sale of more than one-half of his interest in NEXTLINK Pennsylvania, L.P. This loan bears interest at the prime rate and requires annual interest payments on September 15.

    On August 18, 1995, NEXTLINK lent $93,141 to James F. Voelker, NEXTLINK's President, in connection with his relocation to Washington. This loan bears interest at the prime rate and principal and interest are due on the earlier of December 31, 1998 or the sale of Mr. Voelker's former residence.

    On September 1, 1995, NEXTLINK agreed to pay $3.0 million to BWP, Inc. in connection with the acquisition of certain assets of Sound Response Corporation. A payment of $1.5 million was made on September 1, 1996 and an additional payment of $1.5 million is due September 1, 1997. In addition, NEXTLINK issued approximately 4.4 million Class A Units in NEXTLINK Communications, L.L.C., which were converted to approximately 5.9 million shares of Class B Common Stock of the Company on January 31, 1997, to BWP, Inc. in connection with this asset acquisition.

    On January 31, 1995, Eagle River lent NEXTLINK $3.3 million in connection with the acquisition of certain assets from City Signal, Inc. The note was unsecured and bore interest at the prime rate plus 2%. The note plus accrued interest was repaid with a portion of the net proceeds of NEXTLINK's offering of Senior Notes. NEXTLINK's principal equity owner, Mr. Craig O. McCaw, through Eagle River made advances to NEXTLINK primarily to fund NEXTLINK's capital expenditures (excluding acquisitions) and operating losses between January 1996 and April 1996. These advances of approximately $32.2 million, including accrued interest, were repaid using a portion of the net proceeds of the offering of the Senior Notes.

    During 1995, Eagle River lent NEXTLINK $7.3 million in connection with asset acquisitions and operating expenses. The note bore interest at the prime rate plus 2% and, on December 1, 1995, was converted to equity and approximately 7.3 million Class A Units in NEXTLINK Communications, L.L.C., which, along with the other Units owned by Eagle River, were converted to shares of Class B Common Stock of the Company on January 31, 1997.

    During 1995, NEXTLINK incurred expenses for administrative services provided by U.S. Signal, a minority member of NEXTLINK, pursuant to temporary agreements related to the acquisitions of certain assets from City Signal, Inc. NEXTLINK recorded expenses in connection with fees to this affiliate of $1.5 million in 1995.

    Each share of the Company's Class B Common Stock is convertible at the option of the holder thereof, at any time, into one share of Class A Common Stock. The Company and the current holders of the Company's Class B Common Stock and the holders of options to purchase Class B Common Stock will enter into a Registration Rights Agreement (the "Company Registration Rights Agreement") as of the consummation of the Incorporation, which, among other things, will provide that at any time after a Qualifying IPO (as defined) and upon the request of holders of at least 4% of the outstanding Class B Common Stock that is subject to the Company Registration Rights Agreement, the Company will register under the Securities Act any of the shares of Class A Common Stock currently held by, or to be acquired in the future by, such holders, for sale in accordance with such holders' intended method of disposition thereof (a "Demand Registration"). The holders of the Class B Common Stock will have the right to request two Demand Registrations. The holders of the Class B Common Stock also will have the right, at any time after the Qualifying IPO, to include the shares of Class A Common Stock held by them in certain other registrations of common equity securities of the Company initiated by the Company on its own behalf or on behalf of its shareholders. The holders' rights under the Company Registration Rights Agreement are not transferable. In addition, the holders of Class B Common Stock and options to purchase Class B Common Stock have agreed to pay their pro rata share of all costs and expenses incurred in connection with each registration of their respective shares of Class A Common Stock. For purposes of the Company Registration Rights Agreement, "Qualifying IPO" means a public offering of Class A Common Stock that results in net proceeds to the Company of not less than $75,000,000 or such lesser amount as the Board of Directors of the Company may, in their discretion, determine to be adequate to commence the rights of the holders under the Company Registration Rights Agreement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

NEXTLINK COMMUNICATIONS, INC.

Report of Independent Public Accountants.....................................        F-1

Consolidated Balance Sheets at December 31, 1996 and 1995....................        F-2

Consolidated Statements of Operations for the Years Ended December 31, 1996
  and 1995 and From Inception (September 16, 1994) to December 31, 1994......        F-3

Consolidated Statements of Changes in Members' Equity (Deficit) for the Years
  Ended December 31, 1996 and 1995 and From Inception (September 16, 1994) to
  December 31, 1994..........................................................        F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996
  and 1995 and From Inception (September 16, 1994) to December 31, 1994......        F-5

Notes to Consolidated Financial Statements...................................        F-7

NEXTLINK CAPITAL, INC.

Report of Independent Public Accountants.....................................       F-19

Balance Sheet at December 31, 1996...........................................       F-20

Note to Balance Sheet........................................................       F-21

    (b) List of Exhibits:

EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------------------------------

      3.1    --Articles of Incorporation of the Company.

      3.2    --By-laws of the Company

      4.1    --Form of Exchange Note Indenture, by and among the Company and United States Trust Company of New York, as trustee, relating to the Exchange Notes, including form of Exchange Notes.

      4.3    --Certificate of Designations of the Powers, Preferences and Relative, Participating,
              Optional and Other Special Rights of 14% Senior Exchangeable Redeemable Preferred Shares
              and Qualifications, Limitations and Restrictions Thereof.

      4.4    --Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares.

EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      4.5    --Indenture, dated as of April 25, 1996, by and among the Company, NEXTLINK Capital and
              United States Trust Company of New York, as trustee, relating to 12 1/2% Senior Notes due
              April 15, 2006, including form of global note (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of the Company) and NEXTLINK Capital, file no. 333-4603).

      4.6    --First Supplemental Indenture, dated as of January 31, 1997, by and among the Company,
              NEXTLINK Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New
              York, as Trustee.

     10.1    --Stock Option Plan of the Company.

     10.2    --Management Agreement, dated as of April 30, 1996, by and between NEXTLINK Management
              Services, L.L.C. and Telecommunications of Nevada, L.L.C. (incorporated by reference to
              Exhibit 10.2 to the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C.
              (the predecessor of the Company) and NEXTLINK Capital, file no. 333-4603).

     10.3    --Warrant Agreement, dated as of January 31, 1997, by and between the Company and
              Continental Stock Trust & Transfer Company, as warrant agent.

     10.4    --Registration Rights Agreement dated as of January 15, 1997, between the Company and the signatories listed therein.

     10.5    --Preferred Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and among the Company and the Initial Purchasers.

     12      --Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

     21      --Subsidiaries of the Registrants.

     27      --Financial Data Schedule.

    (c) Reports on Form 8-K

        None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of NEXTLINK Communications, L.L.C.:

    We have audited the accompanying consolidated balance sheets of NEXTLINK Communications, L.L.C. (a Washington limited liability company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in members' equity (deficit) and cash flows for the years then ended and the period from inception (September 16, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEXTLINK Communications, L.L.C. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and the period from inception (September 16, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Seattle, Washington
February 10, 1997

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                              1996        1995
                                                                                           -----------  ---------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $    76,807  $   1,350
  Marketable securities..................................................................       47,713     --
  Accounts receivable, net...............................................................        7,008      3,563
  Other..................................................................................          607        746
  Pledged securities.....................................................................       39,770     --
                                                                                           -----------  ---------
      Total current assets...............................................................      171,905      5,659
Pledged securities.......................................................................       61,668     --
Property and equipment, net..............................................................       97,784     29,664
Goodwill, net............................................................................       24,110     12,137
Other intangible assets, net.............................................................       11,243      5,751
Other long-term assets, net..............................................................       23,973        250
                                                                                           -----------  ---------
      Total assets.......................................................................  $   390,683  $  53,461
                                                                                           -----------  ---------
                                                                                           -----------  ---------
                                    LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Bank overdraft.........................................................................  $   --       $   1,373
  Accounts payable.......................................................................       18,622      4,315
  Accrued expenses.......................................................................        4,112      1,266
  Accrued interest payable...............................................................        9,250     --
  Current portion of capital lease obligations...........................................        1,194     --
  Payable to affiliates..................................................................        1,500      4,937
                                                                                           -----------  ---------
      Total current liabilities..........................................................       34,678     11,891
Long-term liabilities:
  Long-term debt.........................................................................      350,000     --
  Capital lease obligations..............................................................        6,262     --
  Other..................................................................................       13,139      1,965
                                                                                           -----------  ---------
      Total liabilities..................................................................      404,079     13,856
Commitments and contingencies
Minority interests.......................................................................          308      2,886
Equity units subject to redemption (900,000 units outstanding as of December 31, 1996)...        4,950     --
Members' equity (deficit) (63,793,820 and 49,798,659 units outstanding as of December 31,
  1996 and 1995, respectively)...........................................................      (18,654)    36,719
                                                                                           -----------  ---------
      Total liabilities and members' equity (deficit)....................................  $   390,683  $  53,461
                                                                                           -----------  ---------
                                                                                           -----------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FROM INCEPTION
                   (SEPTEMBER 16, 1994) TO DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                     1996        1995       1994
                                                                                  ----------  ----------  ---------
Revenue.........................................................................  $   25,686  $    7,552  $  --
Costs and expenses:
  Operating.....................................................................      25,094       6,618        106
  Selling, general and administrative...........................................      31,353       9,563        232
  Deferred compensation.........................................................       9,914         375     --
  Depreciation..................................................................       6,640       1,125          7
  Amortization of intangible assets.............................................       3,700       2,333          7
                                                                                  ----------  ----------  ---------
      Total costs and expenses..................................................      76,701      20,014        352
                                                                                  ----------  ----------  ---------
Loss from operations............................................................     (51,015)    (12,462)      (352)
Interest income.................................................................      10,446      --         --
Interest expense................................................................     (30,876)       (499)    --
                                                                                  ----------  ----------  ---------
Loss before minority interests..................................................     (71,445)    (12,961)      (352)
Minority interests in loss of consolidated subsidiaries.........................         344         230          3
                                                                                  ----------  ----------  ---------
Net loss........................................................................  $  (71,101) $  (12,731) $    (349)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FROM INCEPTION
                   (SEPTEMBER 16, 1994) TO DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                            UNITS        AMOUNT
                                                                                        -------------  ----------
BALANCE, INCEPTION (SEPTEMBER 16, 1994)...............................................       --        $   --
  Contributed capital.................................................................      1,021,305       1,021
  Net loss............................................................................       --              (349)
                                                                                        -------------  ----------

BALANCE, DECEMBER 31, 1994............................................................      1,021,305         672
  Contributed capital.................................................................     44,365,413      44,366
  Issuance of units for NEXTLINK Interactive acquisition..............................      4,411,941       4,412
  Net loss............................................................................       --           (12,731)
                                                                                        -------------  ----------

BALANCE, DECEMBER 31, 1995............................................................     49,798,659      36,719
  Contributed capital.................................................................      9,502,021       9,502
  Issuance of units for NEXTLINK Ohio acquisition.....................................        651,933         652
  Impact of recapitalization and merger of affiliates.................................      3,841,207       5,574
  Net loss............................................................................       --           (71,101)
                                                                                        -------------  ----------

BALANCE, DECEMBER 31, 1996............................................................     63,793,820  $  (18,654)
                                                                                        -------------  ----------
                                                                                        -------------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FROM INCEPTION
                   (SEPTEMBER 16, 1994) TO DECEMBER 31, 1994

                             (DOLLARS IN THOUSANDS)

                                                                                     1996        1995       1994
                                                                                  ----------  ----------  ---------
OPERATING ACTIVITIES:
Net loss........................................................................  $  (71,101) $  (12,731) $    (349)
Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred compensation expense...............................................       9,914         375     --
    Equity in loss of affiliates................................................       1,100      --         --
    Depreciation and amortization...............................................      10,340       3,458         14
    Minority interest in loss of consolidated subsidiaries......................        (344)       (230)        (3)
Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable.........................................................      (1,659)     (2,529)    --
    Other current assets........................................................         (42)       (638)    --
    Other long-term assets......................................................      (1,430)       (500)       (79)
    Accounts payable............................................................         993       2,163     --
    Accrued expenses............................................................       2,416       1,452         21
    Accrued interest payable....................................................       9,250      --         --
                                                                                  ----------  ----------  ---------
        Total adjustments.......................................................      30,538       3,551        (47)
                                                                                  ----------  ----------  ---------
Net cash used in operating activities...........................................     (40,563)     (9,180)      (396)
INVESTING ACTIVITIES:
    Purchase of property and equipment..........................................     (51,920)    (17,778)      (140)
    Net assets acquired in business and asset acquisitions......................     (15,169)    (17,639)      (460)
    Cash placed into escrow for business acquisition............................      (6,000)     --         --
    Investments in unconsolidated affiliates....................................      (4,953)     --         --
    Purchase of pledged securities..............................................    (117,688)     --         --
    Maturity of pledged securities..............................................      16,431      --         --
    Purchase of marketable securities,net.......................................     (47,713)     --         --
                                                                                  ----------  ----------  ---------
Net cash used in investing activities...........................................    (227,012)    (35,417)      (600)
FINANCING ACTIVITIES:
    Proceeds from issuance of senior notes......................................     350,000      --         --
    Capital contributions.......................................................       9,935      37,091      1,021
    Proceeds from payable to affiliates.........................................      28,766       7,458     --
    Repayment of payables to affiliates.........................................     (33,703)     --         --
    Bank overdraft..............................................................      (1,373)      1,373     --
    Costs incurred in connection with financing.................................      (9,822)     --         --
    Repayment of capital lease obligations......................................        (771)     --         --
                                                                                  ----------  ----------  ---------
Net cash provided by financing activities.......................................     343,032      45,922      1,021
                                                                                  ----------  ----------  ---------
Net increase in cash and cash equivalents.......................................      75,457       1,325         25
Cash and cash equivalents, beginning of period..................................       1,350          25     --
                                                                                  ----------  ----------  ---------
Cash and cash equivalents, end of period........................................  $   76,807  $    1,350  $      25
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest, net of amount capitalized...........................  $   20,912  $       16  $  --
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FROM INCEPTION
                   (SEPTEMBER 16, 1994) TO DECEMBER 31, 1994

                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  (DOLLARS IN THOUSANDS)

Noncash investing and financing activities:

    During 1996 and 1995, the Company completed various acquisitions of businesses and assets (see Note 3). In connection with these acquisitions, the Company issued equity units and assumed liabilities as follows:

                                                                                               1996       1995
                                                                                             ---------  ---------
Fair value of tangible assets acquired.....................................................  $  12,579  $  11,500
Liabilities assumed........................................................................     (8,228)    (3,554)
Fair value of intangible assets acquired...................................................     16,420     19,335
                                                                                             ---------  ---------
                                                                                             $  20,771  $  27,281
                                                                                             ---------  ---------
                                                                                             ---------  ---------

Cash paid for assets.......................................................................  $  15,169  $  17,022
Deferred purchase consideration............................................................     --          3,000
Equity units issued:
  Company units issued (1).................................................................      5,602      4,412
  Subsidiary units and options issued......................................................     --          2,847
                                                                                             ---------  ---------
                                                                                             $  20,771  $  27,281
                                                                                             ---------  ---------
                                                                                             ---------  ---------

------------------------

(1) Company units issued in 1996 includes 900,000 Class A Units valued at $4,950 which are subject to redemption (see Note 3).

    During 1996, the Company acquired $1,377 in property and equipment under capital lease obligations, exclusive of property and equipment under capital lease obligations which were acquired in acquisitions.

    In January 1996, the Company recognized additional members' equity and goodwill of $5,574 and $2,907, respectively, and a reduction in minority interests of $2,667 relating to a recapitalization and merger of companies holding minority equity interests in certain subsidiaries of the Company, which exchanged these interests for Class A units of the Company.

    In December 1995, the Company issued 7,273,918 Class A Units to an affiliate in satisfaction of a payable of $7,274.

 The accompanying notes are an integral part of these consolidated statements.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION:

    The consolidated financial statements include the accounts of NEXTLINK Communications, L.L.C., a Washington limited liability company, and its majority-owned subsidiaries (the Company). The Company, through predecessor entities, was formed on September 16, 1994 and, through its subsidiaries, provides competitive local telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C. (Eagle River).

    Prior to January 31, 1997, the Company was organized and operated under a limited liability company agreement. The agreement provided, among other things, for specific allocation of net profits and losses to each member, allocations and distributions to members, and a preferred return to members on their respective contributions invested in the Company, as well as a return of their respective investments in the Company. On January 31, 1997, NEXTLINK Communications, L.L.C. merged with and into NEXTLINK Communications, Inc., a Washington corporation (the Incorporation). See Note 12 for further discussion. Unless otherwise indicated all information presented herein is presented for periods prior to the Incorporation, and therefore relate to the time that the Company was a limited liability company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners are reflected as minority interests. The Company's investments in entities in which it has voting interests of at least 20% but not more than 50% are accounted for using the equity method and investments in entities in which it has voting interests of not more than 20% are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company recognizes revenue on telecommunications and enhanced communications services in the period that service is provided.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.

    MARKETABLE SECURITIES

    Marketable securities consist of U.S. government securities and commercial paper with original maturities beyond three months, but less than 12 months. Marketable securities are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are classified as "held to maturity," as management has the intent and ability to hold those securities to maturity. The fair value of the Company's marketable securities approximates the carrying value.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PLEDGED SECURITIES

    In connection with the sale of Senior Notes (see Note 6), a portion of the net proceeds were utilized to purchase a portfolio consisting of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the Senior Notes through April 15, 1999. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Direct costs of construction are capitalized, including $853,000 of interest costs related to construction during 1996. There were no interest costs capitalized prior to 1996. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is put into service.

    Estimated useful lives of property and equipment are as follows:

Telecommunications switching and other equipment...  5-10 years
Fiber optic network................................  15-20 years
Office equipment, furniture and other..............  3-5 years
Leasehold improvements.............................  the lesser of the estimated useful lives
                                                     or
                                                     the terms of the
                                                     leases

    INTANGIBLE ASSETS

    Intangible assets primarily represent costs allocated in acquisitions to customer bases and contracts, software and related intellectual property and goodwill. Intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Customer contracts....................................  term of the contracts
Customer bases........................................  5 years
Software and related intellectual property............  5 years
Goodwill..............................................  15-20 years

    LONG-LIVED ASSETS

    The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES

    The Company has been organized and operated under a limited liability company agreement structured in a manner that is intended to result in the classification of the Company as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been made. See Note 12 for discussion regarding the effect of the Incorporation.

    CONCENTRATION OF CREDIT RISK

    The Company is exposed to concentration of credit risk principally from accounts receivable. The Company had one customer whose revenue represented approximately 23% of the Company's 1996 revenue and three customers whose revenue each represented approximately 12-14% of the Company's 1995 revenue.

    ESTIMATES USED IN FINANCIAL STATEMENT PRESENTATION

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

3. ACQUISITIONS:

    In December 1996, the Company acquired ITC, a switched-based long-distance reseller based in Salt Lake City, Utah. ITC has approximately 9,000 long-distance customers in Utah, Colorado, Arizona, New Mexico and Idaho. Consideration for the acquisition of ITC consisted of a cash payment of $4.0 million, of which $2.6 million was placed into escrow to be paid during 1998, plus the issuance of 900,000 Class A Units of the Company. The Company has granted the seller an option requiring the Company to repurchase the units at $11.50 per unit beginning three years from the date of the closing of the acquisition in the event that the Company has not completed a public
<#>offering</#> of its equity securities prior to that time. The Company has valued the units, including the put option, at $4,950,000, or $5.50 per unit.

    In January 1996, the Company acquired certain assets of FoneNet, Inc. and U.S. Network, Inc. through NEXTLINK Ohio, L.L.C. NEXTLINK Ohio, L.L.C. is currently constructing fiber optic telecommunications systems for the Ohio region. Consideration for the purchase consisted of a cash payment of $9.6 million, the issuance of 651,933 Class A Units of the Company, valued at $651,933, plus the assumption of capital lease obligations of $6.1 million.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

3. ACQUISITIONS: (CONTINUED)
    In September 1995, the Company acquired certain assets of Sound Response Corporation and immediately contributed the assets to NEXTLINK Interactive, L.L.C. NEXTLINK Interactive, L.L.C. provides interactive voice response and debit card services. The total cost of the acquisition was approximately $12.2 million. Included in the cost of the acquisition are 4,411,941 Class A Units of the Company valued at $4,411,941 and $3.0 million of deferred purchase consideration payable to BWP, Inc. (formerly known as Sound Response Corporation) of which $1.5 million was paid during 1996 and $1.5 is payable during 1997.

    In May 1995, the Company acquired certain assets of City Signal, Inc. and Teledial America, Inc. relating to the Magic Number service, through NEXTLINK Solutions, L.L.C. These assets are used by NEXTLINK Solutions, L.L.C. to offer a virtual communications center for mobile professionals and workgroups. The total cost of the acquisition was approximately $617,000.

    In April 1995, the Company acquired the telecommunications business of Tel-West Central Services, Inc., a local exchange service reseller in Spokane, Washington, through acquisition of the ownership units of NEXTLINK Washington, L.L.C. The total cost of the acquisition was approximately $1.2 million.

    In January 1995, the Company acquired certain assets of City Signal, Inc. (which is also known as U.S. Signal) through NEXTLINK Tennessee, L.L.C, primarily consisting of an existing fiber optic telecommunications network in Memphis and another network then under development in Nashville. NEXTLINK Tennessee, L.L.C. is expanding the networks and is currently providing switched local and long-distance telecommunications services in these markets. The total cost of the acquisition was approximately $17.5 million. Included in the cost of the acquisition were 2,847,444 Class A Units and related options of NEXTLINK Tennessee, L.L.C. valued at $2,847,444.

    In September 1994, the Company acquired certain assets of Penns Light Communications, Inc. through NEXTLINK Pennsylvania, L.P. The total cost of the acquisition was approximately $460,000.

    The above described acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of the acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill. See
Note 10 for a discussion of valuation of Class A Units.

    The following unaudited pro forma information presents the results of the Company as if the above described acquisitions plus the Linkatel acquisition (see Note 12) had occurred as of the beginning of 1995. These results include certain adjustments consistent with the Company's accounting policies. These results are not necessarily indicative of the results that actually would have been attained if the acquisitions had been in effect at the beginning of 1995 or which may be attained in the future.

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ----------  ----------

                                                                           (UNAUDITED, IN
                                                                             THOUSANDS)
Revenue..............................................................  $   36,105  $   25,620
Net loss.............................................................  $  (67,616) $  (15,992)

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

4. PROPERTY AND EQUIPMENT:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------

                                                                                                (IN THOUSANDS)
Telecommunications networks................................................................  $  66,762  $  15,358
Office equipment, leasehold improvements, furniture and other..............................     18,097      3,710
                                                                                             ---------  ---------
                                                                                                84,859     19,068
Less accumulated depreciation..............................................................     (8,369)    (1,125)
                                                                                             ---------  ---------
                                                                                                76,490     17,943
Network construction in progress...........................................................     21,294     11,721
                                                                                             ---------  ---------
                                                                                             $  97,784  $  29,664
                                                                                             ---------  ---------
                                                                                             ---------  ---------

5. OTHER LONG-TERM ASSETS:

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1996       1995
                                                                                                ---------  ---------

                                                                                                   (IN THOUSANDS)
Financing costs...............................................................................  $   9,822  $  --
Cash held in escrow for acquisitions..........................................................      8,682     --
Equity investments............................................................................      3,853     --
Advances to business to be acquired...........................................................      1,490     --
Other noncurrent assets.......................................................................        854        250
                                                                                                ---------  ---------
                                                                                                   24,701        250
Less accumulated amortization.................................................................       (728)    --
                                                                                                ---------  ---------
                                                                                                $  23,973  $     250
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    The Company's equity investments include (i) a 40% investment in Telecommunications of Nevada, L.L.C., which operates a fiber optic telecommunications network serving the Las Vegas market and (ii) a $3.2 million investment in convertible preferred stock of Intermind Corporation, representing a 13.6% voting interest. Intermind markets an interactive communications tool for the World Wide Web and intranet applications.

6. LONG-TERM DEBT:

    On April 25, 1996, the Company completed the issuance and sale of $350.0 million in principal amount of 12.5% Senior Notes due April 15, 2006. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the Senior Notes through April 15, 1999 and used an additional $32.2 million to repay the advances and accrued interest from Eagle River. In addition, the Company incurred costs of $9.8 million in connection with the financing (including underwriter discounts and commissions). Interest payments on the Senior Notes are due semi-annually. As of December 31, 1996, the fair value of long-term debt approximated carrying value.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

6. LONG-TERM DEBT: (CONTINUED)
    The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at the following prices (expressed in percentages of the principal amount thereof at stated maturity) if redeemed during the 12-month period beginning April 15 of the years indicated below, in each case together with interest accrued to the redemption date:

YEAR                                                                                   PERCENTAGE
-------------------------------------------------------------------------------------  -----------
2001.................................................................................     106.250%
2002.................................................................................     104.167%
2003.................................................................................     102.083%
2004 and thereafter..................................................................     100.000%

    The indenture pursuant to which the Senior Notes are issued contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

    In the event of a change in control of the Company as defined in the indenture, holders of the Senior Notes will have the right to require the Company to purchase their Senior Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The Senior Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

7. RELATED PARTY TRANSACTIONS:

    During 1995, Eagle River loaned the Company $7.3 million at an interest rate of prime plus 2%. On December 1, 1995, the note payable and accrued interest were converted to equity.

    Included in payable to affiliates is $1.5 million payable to a Company member in conjunction with the Sound Response Corporation acquisition. The amount is due September 1, 1997.

    The Company incurred expenses provided by an affiliate and minority member for administrative services as a result of a temporary agreement related to certain acquisitions. The Company recorded expenses in connection with fees to this affiliate of approximately $1.5 million in 1995.

8. COMMITMENTS AND CONTINGENCIES:

    Capitalized leases consist of leases of telecommunications equipment and fiber optic networks. The Company is also leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2015.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Future minimum payments required under the capital leases and operating leases and agreements that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1996 are summarized below:

                                                                         CAPITAL    OPERATING
YEARS ENDING DECEMBER 31,                                                LEASES      LEASES
----------------------------------------------------------------------  ---------  -----------
                                                                            (IN THOUSANDS)
1997                                                                    $   2,322   $   2,562
1998                                                                        2,310       2,568
1999                                                                        2,213       2,537
2000                                                                        1,921       2,338
2001                                                                          285       1,971
Thereafter............................................................      1,376       8,051
                                                                        ---------
Total minimum lease payments..........................................     10,427
Amounts representing interest.........................................     (2,971)
                                                                        ---------
Present value of future minimum lease payments........................      7,456
Less amounts due in one year..........................................     (1,194)
                                                                        ---------
                                                                        $   6,262
                                                                        ---------
                                                                        ---------

    Total rent expense amounted to $2,248,000, $579,000 and $18,000 in 1996, 1995 and 1994, respectively.

    The Company is obligated under a supply agreement with a telecommunications equipment vendor to purchase a certain dollar volume of equipment over the next four years in order to obtain special pricing. If the Company is unable to meet the required purchase commitment, the Company will be obligated to pay additional amounts for previous purchases.

9. EMPLOYEE BENEFIT PLAN:

    The Company offers a 401(k) Plan to eligible employees as part of a 401(k) Plan administered by an affiliate and Company member. All employees who have worked at least 1,000 hours and have attained the age of 21 are eligible to participate in the plan. Company contributions to the plan totaled $357,000 and $50,000 in 1996 and 1995, respectively.

10. MEMBERS' EQUITY:

    MEMBERSHIP UNITS

    The Company's limited liability company agreement provides for both Class A and Class B membership interests in the Company. Class A Unit holders are entitled to a preferred return on their investment in the Company plus a return of their capital upon the dissolution of the Company. Class B Units are granted in connection with the Company's Amended and Restated Equity Option Plan (EOP). Although Class B Units, when exercised, will constitute an ownership interest in the Company, the interest is limited to the appreciation in the value of the Company, that is the distributable profits interest,

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

10. MEMBERS' EQUITY: (CONTINUED)
if any, of the Company. On January 31, 1997, the Company merged with and into NEXTLINK Communications, Inc. (see Note 12).

    The valuation of membership units is determined by the EOP Administrative Committee. The value of Class A Units as of December 31, 1995 and 1996 was determined to be approximately $1.45 and $4.36, respectively, and the appreciation interest per unit for Class B Units was approximately $0.44 and $3.50 as of the same dates.

    RECAPITALIZATION

    Effective January 1, 1996, the Company merged four of its five operating subsidiaries with newly formed entities owned by the Company (the Recapitalization). As a result of these mergers, the entities and individuals holding minority interests in the subsidiaries exchanged these interests for 3,841,207 Class A Units of the Company (representing an approximate 5.9% ownership interest in the Company) which were valued at approximately $5.6 million. NEXTLINK Washington, L.L.C. did not participate in the merger. The transaction has been accounted for as a purchase of minority interests. Accordingly, the $2.9 million excess of the purchase price over the book value of the interests acquired was recorded as goodwill.

    In addition to the exchange of equity interests, the Company exchanged options to acquire equity interests in the subsidiaries for options to acquire Class B Units in the Company. In connection with this transaction, the Company issued 1,953,656 options with exercise prices of $0.01 and four-year vesting schedules. These options had substantially the same economic values and vesting schedules as the subsidiary options which were exchanged. These options are included in the summary of information regarding the EOP that follows.

    EQUITY OPTION PLANS

    The Company and certain of its subsidiaries provided for grants of equity option interests (EO Interests) during 1994 and 1995. The various option grants, including those granted pursuant to the Recapitalization, are considered compensatory and are accounted for similar to stock appreciation rights. The Company recognizes compensation expense over the vesting period based on the excess of the fair value of the Class B Units, as determined by the Administrative Committee, over the exercise price of the option and such expense is periodically adjusted for changes in the fair value of the Class B units.

    Effective January 1, 1996, the various option plans mentioned above were replaced by the EOP. The EOP provides for the grant of EO Interests in the Company. Options generally expire 15 years from the date of grant and vest 25% at the end of each of the next four years. Previously granted options continue to vest under their previous schedule which, in most cases, vested 20% at employment and 20% at the end of each subsequent year.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

10. MEMBERS' EQUITY: (CONTINUED)
    Information regarding the Company's EOP is summarized below:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                    NUMBER        EXERCISE
                                                                   OF UNITS        PRICES
                                                                  -----------  --------------
Balance, inception (September 16, 1994).........................
  Granted.......................................................      898,996  $         0.01
                                                                  -----------
Balance, December 31, 1994......................................      898,996  $         0.01
  Granted.......................................................    1,135,176  $         0.01
  Granted pursuant to the Recapitalization......................    1,953,656  $         0.01
  Canceled......................................................     (375,000) $         0.01
                                                                  -----------
Balance, December 31, 1995......................................    3,612,828  $         0.01
  Granted.......................................................    1,031,002  $         0.85
  Canceled......................................................     (101,608) $         0.01
                                                                  -----------
Balance, December 31, 1996......................................    4,542,222  $         0.20
                                                                  -----------  --------------
                                                                  -----------  --------------

    Of the options outstanding at December 31, 1996, there were 4,383,722 with exercise prices ranging from $0.01 to $0.44 and 158,500 with an exercise price of $3.50.

    As of December 31, 1996, 1995 and 1994, there were 1,551,782, 805,864 and
59,149 options vested, respectively. For the same periods, the weighted average exercise for these vested options were $0.02, $0.01 and $0.01, respectively. The Company recorded $9,914,000 and $375,000 of deferred compensation expense related to the EOP during 1996 and 1995, respectively. Such deferred compensation is included in other long-term liabilities.

    On January 31, 1997, in conjunction with the Incorporation, the Company established a new stock option plan. All options previously outstanding will be regranted under the new plan with terms and conditions substantially the same as under the previous plan except that option holders will no longer have the option to require the Company to repurchase units for cash upon exercise of such units, nor will the Company have the option to repurchase exercised units for cash.

11. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED):

    The financial information presented below reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

11. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED): (CONTINUED)
    Summarized quarterly financial data for 1996 and 1995 is as follows (unaudited, in thousands):

                                                                   1996
                                               ---------------------------------------------
                                                  1ST        2ND         3RD         4TH
                                               ---------  ----------  ----------  ----------
Revenue......................................  $   5,370  $    6,671  $    6,919  $    6,726
Cost and expenses............................     12,041      15,415      23,050      26,195
                                               ---------  ----------  ----------  ----------
Loss from operations.........................     (6,671)     (8,744)    (16,131)    (19,469)
Other income (expense), net..................       (445)     (4,973)     (7,371)     (7,297)
                                               ---------  ----------  ----------  ----------
Net loss.....................................  $  (7,116) $  (13,717) $  (23,502) $  (26,766)
                                               ---------  ----------  ----------  ----------
                                               ---------  ----------  ----------  ----------


                                                                   1995
                                               ---------------------------------------------
                                                  1ST        2ND         3RD         4TH
                                               ---------  ----------  ----------  ----------
Revenue......................................  $     399  $    1,000  $    2,825  $    3,328
Cost and expenses............................      2,003       3,289       5,271       9,451
                                               ---------  ----------  ----------  ----------
Loss from operations.........................     (1,604)     (2,289)     (2,446)     (6,123)
Other income, net............................         43          36         (95)       (253)
                                               ---------  ----------  ----------  ----------
Net loss.....................................  $  (1,561) $   (2,253) $   (2,541) $   (6,376)
                                               ---------  ----------  ----------  ----------
                                               ---------  ----------  ----------  ----------

12. SUBSEQUENT EVENTS:

    INCORPORATION

    On January 31, 1997, the Company was merged into NEXTLINK Communications, Inc. (Communications), a Washington corporation in a tax-free transaction. In the merger, the Company's Class A membership interests were converted into shares of Class B common stock of Communications, and options to purchase Class B membership interests were converted into options to purchase shares of Class A common stock of Communications. Communications Class A common stock and Class B common stock will be identical in dividend and liquidation rights, and will vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share. In calculating the number of shares of Communications common stock that each of the Company's Class A members received in the merger, the Company applied a formula that reflected each members' revalued capital account balance as of January 31, 1997. Class B membership options were converted on a one to one basis. After the incorporation, Communications had 100,000,000 and 83,123,084 shares of Class B common stock authorized and outstanding, respectively and 250,000,000 and 0 shares of Class A common stock authorized and outstanding, respectively with options to purchase 4,668,912 shares of Class A common stock outstanding. Communications also has 25,000,000 shares of Preferred Stock authorized, 5,700,000 are outstanding. See below under "Financing." The amount of Class B common stock outstanding excludes 3,571,364 shares of Class B common stock issuable upon exercise of an option granted to Mr. James F. Voelker, the Company's President.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

12. SUBSEQUENT EVENTS: (CONTINUED)
    The conversion of the Company to a taxable corporation will result in the Company recording fully reserved net deferred tax assets. Major items giving rise to deferred tax assets include deferred compensation and certain operating expenses capitalized for tax purposes. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance will be provided for the net deferred tax assets of the Company.

    FINANCING

    On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998, which resulted in gross proceeds to the Company of $285 million and proceeds net of underwriting discounts, advisory fees and expenses of $274 million. Dividends on the Preferred Shares will accrue from January 31, 1997 and will be payable quarterly commencing on May 1, 1997 at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 1, 2002 either in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

    Subject to certain conditions, the Preferred Shares are exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions of the Senior Subordinated Notes would be substantially the same as those of the Preferred Shares.

    The contingent warrants are only exercisable on any business day after February 1, 1998 if a Qualifying Event has not occurred on or prior to February 1, 1998. A Qualifying Event means a public equity <#>offering</#> (as defined) or one or more strategic equity investments (as defined) which in either case results in aggregate net proceeds to the Company of not less than $75 million.

    In the event of a change in control of the Company, the Company will be required to offer to purchase all of the then outstanding Preferred Shares at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

    ACQUISITION

    On February 4, 1997, the Company completed the acquisition of substantially all of the assets of Linkatel Pacific, L.P. (Linkatel), a Los Angeles-based competitive access telecommunications provider. At the time of acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets in the Orange and Los Angeles county areas. The acquired assets consist primarily of fiber optic network equipment and rights-of-way. The Company plans to expand the network and add switching facilities in order to provide local dial tone services during 1997. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million, the repayment of debt of $5.6 million and the assumption of net liabilities of $0.8 million.

                NEXTLINK COMMUNICATIONS, L.L.C. AND SUBSIDIARIES

                               DECEMBER 31, 1996

12. SUBSEQUENT EVENTS: (CONTINUED)
    The assets acquired and consideration given were as follows (in thousands):

Fair value of tangible assets and liabilities acquired............  $  12,003
Fair value of intangible assets acquired..........................     29,682
                                                                    ---------
                                                                    $  41,685
                                                                    ---------
                                                                    ---------

Cash paid for assets, including repayment of debt.................  $  41,685
                                                                    ---------
                                                                    ---------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEXTLINK CAPITAL INC.:

    We have audited the accompanying balance sheet of NEXTLINK Capital, Inc. (a Washington corporation) as of December 31, 1996. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of NEXTLINK Capital, Inc. as of December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

SEATTLE, WASHINGTON,
MARCH 11, 1997

                             NEXTLINK CAPITAL, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1996

                                             ASSETS
CASH IN BANK.........................................................................  $     100
                                                                                       ---------
                                                                                       ---------
                                      SHAREHOLDER'S EQUITY
COMMON STOCK, no par value,
  1,000 shares authorized, issued and outstanding....................................  $      --
  Additional paid-in capital.........................................................        100
                                                                                       ---------
                                                                                       $     100
                                                                                       ---------
                                                                                       ---------

        The accompanying note is an integral part of this balance sheet.

                             NEXTLINK CAPITAL, INC.

                             NOTE TO BALANCE SHEET

                               DECEMBER 31, 1996

1. DESCRIPTION OF THE COMPANY

    NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, L.C.C. (NEXTLINK). NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and had no operations to date.

    NEXTLINK Capital was formed in March 1996 to facilitate the issuance of Senior Notes in conjunction with NEXTLINK. Management's intent is that NEXTLINK Capital will issue Senior Notes and advance the proceeds to NEXTLINK, NEXTLINK Capital's sole source and repayment for the notes will be from the operations of NEXTLINK. Therefore, this balance sheet should be read in conjunction with the consolidated financial statements of NEXTLINK.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the <#>Registrant</#> has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1997.

                                NEXTLINK COMMUNICATIONS, INC.
                                /S/ CRAIG O. MCCAW
                                ---------------------------------------------
                                BY:  CRAIG O. MCCAW
                                TITLE: CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ CRAIG O. MCCAW        Chief Executive Officer and
------------------------------    Director                     March 13, 1997
        Craig O. McCaw

                                Vice President, Chief
    /s/ KATHLEEN H. ISKRA         Financial Officer
------------------------------    (Principal Financial         March 13, 1997
      Kathleen H. Iskra           Officer and Principal
                                  Accounting Officer)

     /s/ JAMES F. VOELKER       President (Principal
------------------------------    Executive Officer) and       March 13, 1997
       James F. Voelker           Director

     /s/ DENNIS WEIBLING        Director
------------------------------                                 March 13, 1997
       Dennis Weibling

       /s/ SCOT JARVIS          Director
------------------------------                                 March 13, 1997
         Scot Jarvis

     /s/ C. JAMES JUDSON        Director
------------------------------                                 March 13, 1997
       C. James Judson

    /s/ WILLIAM A. HOGLUND      Director
------------------------------                                 March 13, 1997
      William A. Hoglund