Form 10QSB
period 1997-03-31
NEXTLINK COMMUNICATIONS LLC
filed 1997-05-13
CIK 1015126

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                     FORM 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                    Commission file numbers: 333-4603; 333-4603-01


                            NEXTLINK Communications, Inc.
                                NEXTLINK Capital, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

    Washington                                        91-1738221
    Washington                                        91-1716062
--------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization                Identification No.)


    155 108TH AVENUE NE, 8TH FLOOR, BELLEVUE, WA           98004
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


                                    (425) 519-8900
--------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  No      .

As of May 1, 1997, the number of shares of Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 83,123,084 and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction G
(1) (a) and (b) of Form 10-QSB and is therefore filing this form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

Item 1(a).    FINANCIAL STATEMENTS


                            NEXTLINK COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         MARCH 31,
                                          1997       DECEMBER 31,
                                       (UNAUDITED)       1996
                                      ------------    -------------
                ASSETS
Current assets:
    Cash and cash equivalents.......     $221,934       $ 76,807
    Marketable securities...........      107,348         47,713
    Accounts receivable, net........        8,782          7,008
    Other...........................        1,240            607
    Pledged securities..............       41,417         39,770
                                      -----------    -----------
         Total current assets.......      380,721        171,905
Pledged securities...................      61,486         61,668
Property and equipment, net..........     125,000         97,784
Goodwill, net........................      54,523         24,110
Other intangible assets, net.........      10,465         11,243
Other assets, net....................      17,512         23,973
                                      -----------    -----------
         Total assets...............     $649,707       $390,683
                                      -----------    -----------
                                      -----------    -----------


                                     --Continued-

                           NEXTLINK COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     MARCH 31,
                                                        1997    DECEMBER 31,
                                                    (UNAUDITED)      1996
                                                    ----------- -------------
     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable.............................  $  15,198     $  18,622
    Accrued expenses.............................      5,549         4,112
    Accrued interest payable.....................     20,187         9,250
    Current portion of capital lease obligations.      1,149         1,194
    Payable to affiliate.........................      1,500         1,500
                                                  ----------    ----------
         Total current liabilities...............     43,583        34,678
Long-term debt....................................   350,000       350,000
Capital lease obligations.........................     5,879         6,262
Deferred compensation.............................    11,109        10,289
Other.............................................     3,051         2,850
                                                  ----------    ----------
         Total liabilities.......................    413,622       404,079
Commitments and contingencies
Minority interests................................       212           308

Redeemable preferred stock (par value $0.01
  per share, aggregate liquidation preference
  $291,650; 5,700,000 and 0 shares issued and
  outstanding in 1997 and 1996, respectively).....   280,803            --

Class B common stock, subject to redemption
  (par value $0.01 per share, 1,178,128 and 0
  shares issued and outstanding in 1997 and 1996,
  respectively)...................................     4,950            --

Equity units subject to redemption
  (0 and 900,000 units outstanding in 1997
  and 1996, respectively)..........................       --         4,950

Shareholders' deficit:
    Class A common stock (par value $0.01
      per share, 250,000,000 shares authorized
      and 0 shares issued and outstanding in 1997
      and 1996, respectively).....................        --            --

    Class B common stock (par value $0.01
      per share, stated at amounts paid in,
      100,000,000 shares authorized, 81,944,956
      and 0 shares issued and outstanding in 1997
      and 1996, respectively).....................    65,527            --

    Accumulated deficit...........................  (115,407)      (84,181)
    Members' capital (63,793,820 units, all of
      which are outstanding in 1996)                      --        65,527
                                                    --------     ---------
         Total shareholders' deficit                 (49,880)      (18,654)
                                                    --------     ---------
         Total liabilities and shareholders'
          deficit                                 $  649,707    $  390,683
                                                    --------     ---------
                                                    --------     ---------


See accompanying notes to unaudited interim consolidated financial statements.

                           NEXTLINK COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                             MARCH 31,
                                                   --------------------------
                                                     1997           1996
                                                   ---------      -----------
Revenues.......................................... $  10,067      $  5,370

Costs and expenses:
    Operating ...................................      9,904         4,696
    Selling, general and administrative..........     13,274         5,516
    Deferred compensation........................        892            --
    Depreciation.................................      2,848         1,077
    Amortization of intangible assets............      1,558           752
                                                   ---------      --------
         Total costs and expenses................     28,476        12,041

                                                   ---------      --------
Loss from operations..............................   (18,409)       (6,671)

Interest income...................................     5,029           242
Interest expense..................................   (11,139)         (736)
                                                   ---------      --------
Loss before minority interests....................   (24,519)       (7,165)

Minority interests in loss of
 consolidated subsidiaries........................        96            49
                                                   ---------      --------
Net loss..........................................  $(24,423)      $(7,116)
                                                   ---------      --------
                                                   ---------      --------


See accompanying notes to unaudited interim consolidated financial statements.

                           NEXTLINK COMMUNICATIONS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                    COMMON    ACCUMULATED       MEMBERS'
                                                                     STOCK        DEFICIT        CAPITAL          TOTAL
Balance at December 31, 1996...................................    $    --      $(84,181)        $65,527      $(18,654)
  Merger of NEXTLINK Communications,
   L.L.C. with and into NEXTLINK Communications, Inc...........     65,527             --       (65,527)             --
  Cumulative redeemable preferred stock dividends..............         --        (6,650)             --        (6,650)
  Accretion of preferred stock redemption obligation,
   including issue costs.......................................         --          (153)             --          (153)
  Net loss.....................................................         --       (24,423)             --       (24,423)
                                                                   -------      ---------       --------       --------
Balance at March 31, 1997......................................    $65,527     $(115,407)        $    --      $(49,880)
                                                                   -------      ---------       --------       --------
                                                                   -------      ---------       --------       --------


See accompanying notes to unaudited interim consolidated financial statements.



                           NEXTLINK COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        --------------------------
                                                                                          1997          1996
                                                                                      ------------   -----------
OPERATING ACTIVITIES:
Net loss...........................................................................  $ (24,423)     $ (7,116)

Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred compensation expense.................................................         892            --
    Equity in loss of affiliates..................................................         495            --
    Depreciation and amortization of intangible assets............................       4,406         1,829
    Minority interests in loss of consolidated subsidiaries.......................         (96)          (49)
Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable...........................................................      (1,756)       (1,670)
    Other current assets..........................................................      (1,875)         (105)
    Other long-term assets........................................................        (359)       (1,087)
    Accounts payable..............................................................      (2,073)        1,896
    Accrued expenses..............................................................        (271)          561
    Accrued interest payable......................................................      10,937            --
                                                                                    ----------   -----------
                                                                                        10,300         1,375
                                                                                    ----------   -----------
Net cash used in operating activities..............................................    (14,123)       (5,741)

INVESTING ACTIVITIES:
    Purchase of property and equipment............................................     (17,648)       (7,791)
    Net assets acquired in business and asset acquisitions
     (net of cash acquired).......................................................     (41,239)       (9,598)
    Cash withdrawn from escrow to be used in business acquisition.................       6,000            --
    Investments in unconsolidated affiliates......................................      (1,800)           --
    Purchase of marketable securities, net........................................     (59,635)           --
                                                                                  ------------   -----------
Net cash used in investing activities..............................................   (114,322)      (17,389)


                                   -- Continued --

                           NEXTLINK COMMUNICATIONS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
                                                                     1997           1996
                                                                  ---------      --------
FINANCING ACTIVITIES:
    Net proceeds from issuance of redeemable preferred stock....   274,000             --
    Capital contributions.......................................        --          9,872
    Proceeds from payable to affiliates.........................        --         28,531
    Repayment of capital lease obligations......................      (428)            --
    Bank overdraft..............................................        --         (1,373)
                                                                  --------        -------
Net cash provided by financing activities........................  273,572         37,030
                                                                  --------        -------
Net increase in cash and cash equivalents........................  145,127         13,900

Cash and cash equivalents, beginning of period...................   76,807          1,350

Cash and cash equivalents, end of period......................... $221,934        $15,250
                                                                  --------        -------
                                                                  --------        -------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                        $    244        $   256


See accompanying notes to unaudited interim consolidated financial statements.

                            NEXTLINK COMMUNICATIONS, INC.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Washington corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed on September 16, 1994 and, through its subsidiaries, provides competitive local telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C. (Eagle River).

    The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners in such subsidiaries are reflected as minority interests. The
Company's investment in Telecommunications of Nevada, L.L.C. (Telecommunications), a limited liability company in which the Company has a 40% interest and which owns a network that is managed by the Company in Las Vegas, Nevada, is accounted for on the equity method. All operations statistics of the Company included in this Report include 100% of the operational statistics of Telecommunications. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

    These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 14, 1997.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  INCORPORATION

    On January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into the Company in a tax-free transaction. In that merger, the Class A membership interests of NEXTLINK Communications, L.L.C. were converted into Class B common stock, options to acquire Class A membership interests were converted into options to purchase Class B common stock, and options to purchase Class B membership interests were converted into the right to receive options to purchase Class A common stock. The Company's Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share. In calculating the number of shares of the Company's Class B common stock that each of the Class A members received in the merger, the Company applied a formula that reflected each member's revalued capital account balance as of January 31, 1997. Options to purchase Class B membership interests were converted into the right to receive options to purchase shares of Class A common stock on a one to one basis. As of March 31, 1997, the Company had 100,000,000 and 83,123,084 shares of Class B common stock authorized and outstanding, respectively, and 250,000,000 and 0 shares of Class A common stock authorized and outstanding, respectively. In addition, there were options to purchase 4,741,774 shares of Class A common stock and options to purchase 3,571,364 shares of Class B common stock outstanding. The Company also had 25,000,000 and 5,700,000 shares of Preferred Stock authorized and outstanding, respectively.

3.  FINANCING

    On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998, which resulted in gross proceeds to the Company of $285 million, and proceeds net of underwriting discounts, advisory fees and expenses of $274 million. Dividends on the Preferred Shares will accrue from January 31, 1997 and will be payable quarterly commencing on May 1, 1997 at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

    Subject to certain conditions, the Preferred Shares are exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the Senior Subordinated Notes would be substantially the same as those of the Company's outstanding 12 1/2% Senior Notes due April 15, 2006.

    The contingent warrants are exercisable on any business day after February 1, 1998, if a Qualifying Event has not occurred on or prior to February 1, 1998. A Qualifying Event means a public equity offering (as defined) or one or more strategic equity investments (as defined) which, in either case, results in aggregate net proceeds to the Company of not less than $75 million.

4.  ACQUISITION

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

    The assets acquired and consideration given were as follows (in thousands):


              Fair value of tangible assets and liabilities acquired   $12,003
              Fair value of intangible assets acquired                  29,682
                                                                      --------
                                                                       $41,685
                                                                      --------
                                                                      --------

              Cash paid for assets, including repayment of debt        $41,685
                                                                      --------
                                                                      --------

5.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

PART I.  FINANCIAL INFORMATION

Item 1(b).    FINANCIAL STATEMENTS


                               NEXTLINK CAPITAL, INC.
                                   BALANCE SHEET
                                    (UNAUDITED)

                                                           MARCH 31,
                                                             1997
ASSETS:
Cash in bank..............................................   $ 100
                                                           ---------
                                                           ---------

SHAREHOLDER'S EQUITY
Common stock, no par value,
    1,000 shares authorized, issued and outstanding......   $  --
    Additional paid-in capital...........................     100
                                                           ---------
                                                            $ 100
                                                           ---------
                                                           ---------






                                NOTE TO BALANCE SHEET

1.  Description

    NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12 1/2% Senior Notes due April 15, 2006 of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has begun construction of, acquired, or entered into agreements to acquire local telecommunications networks in 22 markets in seven states.

The Company's primary focus is providing switched local dial tone, long distance and related telecommunications services to small and medium sized commercial end-user customers. As of April 30, 1997, the Company provided such services in 11 of its 22 markets (which includes the launch of three new markets in April 1997). The Company expects to commence the offering of switched local dial tone and long distance services in its remaining 11 markets later in 1997. The Company currently offers dedicated transmission, or competitive access, services to long distance carriers and end users in 19 of its 22 markets, with the other three markets expected to be able to offer such services later in 1997.

The table below provides selected key financial and operating data:

                                                          AS OF MARCH 31,
                                                     1997             1996
                                                   -------------------------

Gross property and equipment . . . . . . . . . .    $  136,217   $  55,286
EBITDA (1) . . . . . . . . . . . . . . . . . . .    $  (13,111)  $  (4,842)

OPERATING DATA (2):
Route miles (3). . . . . . . . . . . . . . . . .         1,355         496
Fiber miles (4). . . . . . . . . . . . . . . . .        90,378      39,681
On-net buildings connected . . . . . . . . . . .           449         206
Switches installed . . . . . . . . . . . . . . .            10           6
Employees. . . . . . . . . . . . . . . . . . . .           679         255

(1) EBITDA consists of quarterly loss before interest expense, interest income, minority interests, depreciation, amortization and deferred compensation expense. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting priniciples.
(2) The operating data for all periods subsequent to March 1996 include the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.
(3) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.
(4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.

The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and incumbent local exchange carrier (ILEC) central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching system and associated distribution technology. As of April 30, 1997, the Company had eight operational Nortel DMS 500 switches and anticipates installing three additional switches during the

Next1q10q - 11
remainder of 1997, allowing the Company to service additional markets. The Company also has installed a Nortel DMS 500 switch in its NEXTLAB facility, a fully functional model of one of the Company's networks, which will serve as the Company's network operations control center and a testing facility for switch software and the Company's products and services. The Company also employs two long distance switches in certain markets.

The Company also provides enhanced communications services including: (i) interactive voice response services, which provide an interface between the Company's clients and their customers for a variety of applications; (ii) Xpress, the Company's virtual communications center that allows mobile professionals and workgroups to access a suite of commonly used communications services from any telephone in the public switched telephone network; and (iii) the Intermind Communicator, an interactive communications tool for the World Wide Web and intranet applications.

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

The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this will enhance the Company's financial performance by increasing the traffic flow over the Company's networks.

Prior to January 31, 1997, the Company was a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. As of January 31, 1997, the Company was subject to federal and state income tax.

RESULTS OF OPERATIONS

Revenue increased 87% to $10.1 million for the first quarter of 1997, compared to $5.4 million in the same period in 1996. The increase was, in part, due to the acquisition of ITC, a switch-based long distance reseller based in Salt Lake City, Utah in December 1996, as well as 30% growth in local and long distance services (both switched and resale) and enhanced communications services. First quarter 1997 revenues increased 14% over pro forma fourth quarter 1996 revenues, considering inclusion of ITC revenues for both periods. The first quarter 1997 revenues included $4.5 million derived from local and long distance services (both switched and resale), $3.7 million derived from enhanced communications services and $1.9 million from competitive access and dedicated line services. This compares to $0.5 million derived from local and long distance services (both switched and resale), $3.2 million from enhanced communications services and $1.7 million from competitive access and dedicated line services during the first quarter of 1996. The Company's interactive voice response subsidiary contributed 30% and 56% of the Company's revenues during the first quarter of 1997 and 1996, respectively. The revenues generated by this subsidiary, while generally increasing over time, have tended to fluctuate on a




Next1q10q - 12
quarter to quarter basis as the revenues are generally event driven and seasonal in nature. The Company began offering switched local dial tone and long distance services in seven of its markets in July 1996, an eighth market in January 1997 and, most recently, three additional markets including Cleveland and Columbus Ohio, as well as Las Vegas, in April 1997. As of March 31, 1997, the Company had 11,300 access lines in service. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods.

Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 111% due to the effect of the ITC acquisition, an increase in network costs related to the provision of local, long distance and enhanced communications services and the Company's increase in employees as well as other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets.

Selling, general and administrative expenses (SG&A) include salaries and related personnel costs, facilities expenses, sales and marketing, consulting and legal fees and equity in loss of affiliates. SG&A increased 141% due to the ITC acquisition, the Company's increase in employees as well as other related costs in order to expand the Company's switched local and long distance service businesses in its existing and planned markets.

Deferred compensation expenses are recorded in connection with the Company's Equity Option Plan. The option grants under this plan are considered compensatory and are accounted for similar to stock appreciation rights. Compensation expense is recognized over the vesting periods based on the excess of the fair value of the options over their exercise prices.

Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the ITC acquisition in December 1996, as well as the acquisition of Linkatel, in February 1997.

Interest expense during 1997 (net of $0.3 million capitalized) primarily reflects the interest expense associated with the Company's and NEXTLINK Capital's 12 1/2% Senior Notes due April 15, 2006 (the "Senior Notes"). See "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the first quarter of 1997, the Company used $14.1 million in cash for operating activities, compared to $5.7 million in 1996. The increase was


Next1q10q - 13
primarily due to a substantial increase in the Company's activities associated with the development and initiation of switched local and long distance services and, to a lesser degree, due to the activities associated with the Company's enhanced services operations. During the first quarter of 1997, the Company invested an additional $60.7 million in property and equipment, acquisitions of telecommunications businesses and equity investments in telecommunications businesses. During the same period in 1996, the Company invested $17.4 million in property and equipment and acquisitions of telecommunications assets and businesses.

On February 4, 1997, the Company completed the acquisition of substantially all of the assets of Linkatel, a Los Angeles-based competitive access telecommunications provider. At the time of acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets in the Orange and Los Angeles county areas. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million (including the release of $6.0 million which was deposited into escrow during 1996) plus the repayment of debt of $5.6 million and the assumption of net liabilities totaling $0.8 million.

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

Since inception, the Company has funded its expenditures with approximately $55.0 million of cash equity investments from two entities that are controlled by Mr. Craig O. McCaw and with the proceeds from the issuance of long-term debt and redeemable preferred stock. On April 25, 1996, the Company raised net proceeds of approximately $190 million through the issuance of $350 million in Senior Notes. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the Senior Notes through April 15, 1999 and used an additional $32.2 million to repay certain advances and accrued interest from Eagle River, a company formed and owned by Mr. McCaw. In addition, the Company incurred costs of $9.8 million in connection with the financing. Interest payments on the Senior Notes are due semi-annually. On January 31, 1997, the Company completed the sale of $285 million of 14% senior exchangeable redeemable preferred shares (Preferred Shares) which, after deducting issuance costs, resulted in net proceeds to the Company of approximately $274 million. The Preferred Shares will accrue dividends at the rate of 14% per annum. On or before February 1, 2002, dividends may, at the option of the Company, be paid in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. After February 1, 2002, dividends must be paid in cash. Since inception, the Company also has issued $15.5 million of Class A Units primarily for the acquisition of certain telecommunications assets and businesses, which Units were converted to shares of Class B Common Stock of the Company on January 31, 1997.

The Company will continue to use the remaining proceeds from the sale of the Senior Notes and the Preferred Shares for expenditures relating to the construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform and (iv) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or


Next1q10q - 14
companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

As of March 31, 1997, the Company had unrestricted cash and investments of $329.3 million. The Company estimates that the cash required to fund its anticipated capital expenditures and operating losses (excluding acquisitions) for 1997 will approximate $200 million.

The Company's planned growth subsequent to 1997 will require substantial additional capital to fund capital expenditures, acquisition opportunities, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its markets and, as attractive additional opportunities develop, the Company plans to make additional capital investments in its networks to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, sales of additional debt securities, and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to service the Senior Notes and to pay cash dividends on the Preferred Shares. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the Preferred Shares contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Senior Notes and Preferred Shares as of March 31, 1997.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to build and acquire networks in new areas, its anticipation of revenues from designated markets during 1997, and statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current


Next1q10q - 15
and new customers, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed or implied, in such forward-looking statements.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 (APB 15) and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997, and retroactive application is required. Because its common shares are not publicly traded, the Company was exempt from the reporting requirements of APB 15, and will also be excluded from the reporting provisions of SFAS 128. As such, the adoption of SFAS 128 will have no effect on historically reported amounts.

Next1q10q - 16

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

           None.

Item 2.  CHANGES IN SECURITIES

            On January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into the Company in a tax-free transaction. In that merger, the Class A membership interests of NEXTLINK Communications, L.L.C. were converted into the right to receive 83,123,084 shares of the Company's Class B common stock. Such securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.  OTHER INFORMATION

           None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                    27  Financial Data Schedule

         (b)  Reports on Form 8-K

                   On January 13, 1997, the Company filed a report on Form 8-K indicating its intention to merge NEXTLINK Communications, L.L.C. with and into NEXTLINK Communications, Inc. and to issue units consisting of Senior Exchangeable Redeemable Preferred Shares and Contingent Warrants to acquire Junior Shares.

                   On February 18, 1997, the Company filed a report on Form 8-K regarding the closing of its acquisition of Linkatel Pacific, L.P. (Linkatel).

                   On March 18, 1997, the Company filed Amendment Number 1 to its Report on Form 8-K dated February 18, 1997 providing the required audited financial statements of Linkatel and pro forma combined financial statements.


Next1q10q - 17

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                  NEXTLINK Communications, L.L.C.



Date: May XX, 1997                By: /S/ KATHLEEN H. ISKRA
                                      ---------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)


                                  NEXTLINK Capital, Inc.



Date: May XX, 1997                By: /S/ KATHLEEN H. ISKRA
                                      ---------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)


Next1q10q - 18

                             NEXLINK COMMUNICATIONS, INC.
                                    EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

    27        Financial Data Schedule



Next1q10q - 19