Form 10QSB/A
period 1997-03-31
NEXTLINK COMMUNICATIONS LLC
filed 1997-05-14
CIK 1015126

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                     FORM 10-QSB/A


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



                                  NEXTLINK Communications, L.L.C.



Date: May 13, 1997                By: /S/ KATHLEEN H. ISKRA
                                      ---------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)


                                  NEXTLINK Capital, Inc.



Date: May 13, 1997                By: /S/ KATHLEEN H. ISKRA
                                      ---------------------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer and
                                  Treasurer
                                  (Principal financial and accounting officer)


Next1q10q - 18