Form 10QSB
period 1997-06-30
NEXTLINK COMMUNICATIONS LLC
filed 1997-08-12
CIK 1015126

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                    Commission file numbers: 333-4603; 333-4603-01


                            NEXTLINK Communications, Inc.
                                NEXTLINK Capital, INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             Washington                           91-1738221
             Washington                           91-1716062
-------------------------------------------------------------------------------
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization             Identification No.)


    155 108th Avenue NE, 8th Floor, Bellevue, WA     98004
-------------------------------------------------------------------------------
    (Address of principal executive offices)        (Zip Code)


                                    (425) 519-8900
-------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  No    .
                           ---    ---

As of August 1, 1997, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 452,025 and 83,123,084, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction G (1) (a) and (b) of Form 10-QSB and is therefore filing this form with the reduced disclosure format.

PART I.       FINANCIAL INFORMATION
Item 1(a).    FINANCIAL STATEMENTS



                       NEXTLINK COMMUNICATIONS, INC.
                       CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)

                                                     JUNE 30,
                                                       1997        DECEMBER 31,
                                                   (UNAUDITED)        1996
                                                   -----------     ------------
                   ASSETS
Current assets:
    Cash and cash equivalents..................... $  198,763      $  76,807
    Marketable securities.........................     76,525         47,713
    Accounts receivable, net......................      9,790          7,008
    Other.........................................      1,127            607
    Pledged securities............................     40,970         39,770
                                                   ----------      ---------
         Total current assets.....................    327,175        171,905
Pledged securities................................     41,307         61,668
Property and equipment, net.......................    161,250         97,784
Goodwill, net.....................................     53,825         24,110
Intangible assets, net............................     11,304         11,243
Other assets, net.................................     19,349         23,973
                                                   ----------      ---------
         Total assets............................. $  614,210     $  390,683
                                                   ----------      ---------
                                                   ----------      ---------

                                     --Continued-

                       NEXTLINK COMMUNICATIONS, INC.
                       CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)


                                                     JUNE 30,
                                                       1997        DECEMBER 31,
                                                   (UNAUDITED)        1996
                                                   -----------     ------------
      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable.............................. $  13,863       $  18,622
    Accrued expenses..............................     7,775           4,112
    Accrued interest payable......................     8,885           9,250
    Current portion of capital lease obligations..     1,310           1,194
    Payable to affiliate..........................     1,500           1,500
                                                   ---------       ---------
         Total current liabilities................    33,333          34,678
Long-term debt....................................   350,000         350,000
Capital lease obligations.........................     5,357           6,262
Deferred compensation.............................        --          10,289
Other long-term liabilities.......................     3,106           2,850
                                                   ---------       ---------
         Total liabilities........................   391,796         404,079
Commitments and contingencies
Minority interests................................       137             308
Redeemable preferred stock (par value $0.01 per
  share, aggregate liquidation preference
  $301,971; 5,901,706 and 0 shares issued and
  outstanding in 1997 and 1996, respectively).....   291,353              --
Class B common stock, subject to redemption (par
  value $0.01 per share, 1,178,128 and 0 shares
  issued and outstanding in 1997 and 1996,
  respectively)...................................     4,950             --
Equity units subject to redemption  (0 and
  900,000 units outstanding in 1997 and 1996,
  respectively)...................................        --           4,950

Shareholders' deficit:
    Class A common stock (par value $0.01 per
      share, 250,000,000 shares authorized,
      400,000 and 0 shares issued and outstanding
      in 1997 and 1996, respectively).............    16,763              --

    Class B common stock (par value $0.01 per
      share, stated at amounts paid in, 100,000,000
      shares authorized, 81,944,956 and 0 shares
      issued and outstanding in 1997 and 1996,
      respectively)...............................    65,527              --
    Deferred compensation.........................    (4,011)             --
    Accumulated deficit...........................  (152,305)        (84,181)
    Members' capital (63,793,820 units, all of
      which are outstanding in 1996)..............        --          65,527
                                                   ---------       ---------
         Total shareholders' deficit..............   (74,026)        (18,654)
                                                   ---------       ---------
         Total liabilities and shareholders'
           deficit................................ $ 614,210       $ 390,683
                                                   ---------       ---------
                                                   ---------       ---------

See accompanying notes to unaudited interim consolidated financial statements.

                    NEXTLINK COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                               ---------------------   --------------------
                                                  1997        1996       1997        1996
                                               ---------    --------   ---------  ---------
Revenues.....................................  $  11,601    $  6,671   $  21,668  $  12,041

Costs and expenses:
    Operating................................     12,037       6,117      21,941     10,813
    Selling, general and administrative......     15,829       6,975      29,103     12,491
    Deferred compensation....................        223          --       1,115         --
    Depreciation.............................      3,206       1,310       6,054      2,387
    Amortization.............................      1,319       1,013       2,877      1,765
                                               ---------    --------   ---------  ---------
         Total costs and expenses............     32,614      15,415      61,090     27,456
                                               ---------    --------   ---------  ---------

Loss from operations.........................    (21,013)     (8,744)    (39,422)   (15,415)

Interest income..............................      5,492       2,857      10,521      3,099
Interest expense.............................    (10,902)     (7,902)    (22,041)    (8,638)

                                               ---------    --------   ---------  ---------
Loss before minority interests...............    (26,423)    (13,789)    (50,942)   (20,954)

Minority interests in loss of consolidated
  subsidiaries...............................         75          72         171        121
                                               ---------    --------   ---------  ---------

Net loss..................................... $  (26,348)   $(13,717)  $(50,771)  $ (20,833)
                                               ---------    --------   ---------  ---------
                                               ---------    --------   ---------  ---------

See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                         CLASS A COMMON      CLASS B COMMON
                                        -----------------  -------------------    DEFERRED      ACCUMULATED  MEMBERS'
                                         SHARES    AMOUNT    SHARES     AMOUNT   COMPENSATION     DEFICIT    CAPITAL    TOTAL
                                        -------- --------  ----------  --------  ------------   -----------  --------  --------
Balance at December 31, 1996...........       -- $     --          --   $     --  $        --    $(84,181)   $ 65,527  $(18,654)
    Merger of NEXTLINK Communications,
      L.L.C. with and into NEXTLINK
      Communications, Inc..............       --       --  81,944,956     65,527           --          --     (65,527)       --
    Conversion of Equity Option Plan
      into Employee Stock Option Plan..       --   15,363          --         --       (4,234)         --          --    11,129
    Compensation attributable to stock
      options vesting..................       --       --          --         --          223          --          --       223
    Issuance of common stock under
      leasing arrangement..............  400,000    1,400          --         --           --          --          --     1,400
    Cumulative redeemable preferred
      stock dividends..................       --       --          --         --           --     (16,971)         --   (16,971)
    Accretion of preferred stock
      redemption obligation, including
      issue costs......................       --       --          --         --           --        (382)         --      (382)
    Net loss...........................       --       --          --         --           --     (50,771)         --   (50,771)
                                        -------- --------  ----------  --------  ------------   -----------  --------  --------
Balance at June 30, 1997...............  400,000 $ 16,763  81,944,956   $ 65,527  $    (4,011)  $(152,305)   $     --  $(74,026)
                                        -------- --------  ----------  --------  ------------   -----------  --------  --------
                                        -------- --------  ----------  --------  ------------   -----------  --------  --------

See accompanying notes to unaudited interim consolidated financial statements.

                 NEXTLINK COMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLARS IN THOUSANDS)
                         (UNAUDITED)

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                         ---------------------
                                            1997       1996
                                         ---------   ---------
OPERATING ACTIVITIES:
Net loss................................ $ (50,771)  $ (20,833)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Deferred compensation expense.......     1,115          --
    Equity in loss of affiliates........     1,015          --
    Depreciation and amortization.......     8,931       4,152
    Minority interests in loss of
      consolidated subsidiaries.........      (171)       (121)
Changes in assets and liabilities, net
  of effects from acquisitions:
    Accounts receivable.................    (2,764)     (3,446)
    Other current assets................       815          82
    Other long-term assets..............      (351)     (1,254)
    Accounts payable....................    (5,333)      4,733
    Accrued expenses....................     1,959       2,522
    Accrued interest payable............      (365)      8,021
    Other long-term liabilities.........       123         (74)
                                         ---------   ---------
                                             4,974      14,615
                                         ---------   ---------
Net cash used in operating activities...   (45,797)     (6,218)

INVESTING ACTIVITIES:
Purchase of property and equipment......   (55,181)    (31,495)
Net assets acquired in business and
  asset acquisitions (net of cash
  acquired).............................   (41,239)    (10,503)
Cash withdrawn from escrow to be used
  in business acquisition...............     6,000          --
Investments in unconsolidated
  affiliates............................    (4,275)     (2,500)
Maturity of pledged securities..........    18,049          --
Purchase of marketable securities, net..   (28,812)   (117,688)
                                         ---------   ---------
Net cash used in investing activities...  (105,458)   (162,186)


                                   -- Continued --

                 NEXTLINK COMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                    (DOLLARS IN THOUSANDS)
                         (UNAUDITED)

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                            ---------------------
                                               1997       1996
                                            ---------   ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable
  preferred stock.......................... $  274,000  $      --
Capital contributions......................         --      9,921
Proceeds from payable to affiliates........         --     28,766
Repayment of payable to affiliate..........         --    (32,203)
Repayment of capital lease obligations.....       (789)       --
Bank overdraft.............................         --     (1,373)
Costs incurred in connection with
  financing................................         --     (9,700)
Proceeds from issuance of senior notes.....         --    350,000
                                             ---------   ---------
Net cash provided by financing activities..    273,211    345,411

                                             ---------   ---------
Net increase in cash and cash equivalents..    121,956    177,007

Cash and cash equivalents, beginning of
  period...................................     76,807      1,350

                                             ---------   ---------
Cash and cash equivalents, end of period...  $ 198,763   $ 178,357
                                             ---------   ---------
                                             ---------   ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
    Class A common stock issued under lease
      arrangement..........................  $   1,400   $      --
                                             ---------   ---------
                                             ---------   ---------
    Redeemable preferred stock dividends,
     paid in stock.........................  $  10,086   $      --
                                             ---------   ---------
                                             ---------   ---------
    Accrued cumulative redeemable preferred
      stock dividends, payable in stock....  $   6,885   $      --
                                             ---------   ---------
                                             ---------   ---------
Cash paid for interest.....................  $  22,406   $   1,277
                                             ---------   ---------
                                             ---------   ---------

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

    The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners in such subsidiaries are reflected as minority interests. The Company's investment in Telecommunications of Nevada, L.L.C. (Nevada), a limited liability company in which the Company has a 40% interest and which owns a network that is managed by the Company in Las Vegas, Nevada, is accounted for on the equity method. All operational statistics of the Company included in this Report include 100% of the operational statistics of Nevada. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

    The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 14, 1997.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INCOME TAXES

    Prior to January 31, 1997, the Company was organized and operated as a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. Effective February 1, 1997, the Company became subject to federal and state income taxes directly as a C corporation.

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

    The conversion of the Company to a taxable corporation resulted in the Company recording fully reserved net deferred tax assets. Major items giving rise to deferred tax assets included deferred compensation and certain operating expenses capitalized for tax purposes. Management believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realization of net deferred tax assets. Accordingly, a valuation allowance was provided for the net deferred tax assets of the Company. The gross amount of deferred tax assets is not material in relation to the Company's financial statements taken as a whole. The

Company will make the required annual disclosures of SFAS 109 in its consolidated financial statements as of and for the year ended December 31, 1997.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement No 123, "Accounting for Stock-Based Compensation." Under Statement No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board (APB) Opinion No. 25 or the fair value method described in Statement No. 123. The Company has chosen to account for compensation cost associated with its stock option plans in accordance with APB Opinion No. 25.

3.  INCORPORATION

    On January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into the Company in a tax-free transaction. In that merger, the Class A membership interests of NEXTLINK Communications, L.L.C. were converted into Class B common stock, options to acquire Class A membership interests were converted into options to purchase Class B common stock, and options to purchase Class B membership interests were converted into options to purchase Class A common stock. The Company's Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share. In calculating the number of shares of the Company's Class B common stock that each of the Class A members received in the merger, the Company applied a formula that reflected each member's revalued capital account balance as of January 31, 1997. Options to purchase Class B membership interests were converted into the right to receive options to purchase shares of Class A common stock on a one to one basis. As of June 30, 1997, the Company had 100,000,000 and 83,123,084 shares of Class B common stock authorized and outstanding, respectively, and 250,000,000 and 400,000 shares of Class A common stock authorized and outstanding, respectively. In addition, there were options to purchase 7,743,767 shares of Class A common stock and options to purchase 3,571,364 shares of Class B common stock outstanding. The Company also had 25,000,000 and 5,901,706 shares of Preferred Stock authorized and outstanding, respectively.

4.  PREFERRED STOCK

    On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998, which resulted in gross proceeds to the Company of $285 million, and proceeds net of underwriting discounts, advisory fees and expenses of $274 million. Dividends on the Preferred Shares accrue from January 31, 1997 and are payable quarterly, commencing on May 1, 1997, at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

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

5.  ACQUISITION

    On February 4, 1997, the Company acquired substantially all of the assets of Linkatel Pacific, L.P. (Linkatel), a Los Angeles-based competitive access telecommunications provider. At the time of the acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets from the downtown Los Angeles area to the city of Irvine in Orange County. As part of the assets acquired, the Company obtained access to approximately 250 route miles of right-of-way, of which 183 miles have been completed, creating one network in Los Angeles and one network in the Orange County area. The Company has been providing competitive access services over these networks since the acquisition date, and launched switched local and long distance services in July 1997. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million, the repayment of debt of $5.6 million and the assumption of net liabilities of $0.8 million.

    The assets acquired and consideration given were as follows (in thousands):

    Fair value of tangible assets and liabilities acquired...... $ 12,003
    Fair value of intangible assets acquired....................   29,682
                                                                 --------
                                                                 $ 41,685
                                                                 --------
                                                                 --------

   Cash paid for assets, including repayment of debt............ $ 41,685
                                                                 --------
                                                                 --------

6.  NETWORK LEASES

    In June 1997, the Company entered into an eight year operating lease agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York City, Newark, New Jersey, and Philadelphia which it agreed to make available to the Company in each of those markets at a substantial discount to the wholesale rates charged by other vendors of capacity. Payment in exchange for use of the leased network will be based on monthly charges for actual services provided. In connection with this lease agreement, the Company also issued 400,000 shares of Class A common stock in June 1997 for certain exclusivity rights to the networks.

    In addition to the capacity arrangement described above, the Company entered into a 20-year capital lease over an existing 47-mile fiber network in New York City. In connection with this arrangement, the Company paid $11 million in full satisfaction of its obligation under the lease, $6 million of which has been placed in escrow pending completion of certain building connections by the lessor.

    Both leasing arrangements will allow the Company to accelerate its entry into each of these markets by enabling the Company to avoid a significant portion of the infrastructure development and construction time that would otherwise be required to launch switched local and long distance services in these markets.

7.  STOCK OPTION PLAN

    Prior to February 1997, the Company maintained an Equity Option Plan which provided for the granting of equity option interests in the Company. These option grants were considered compensatory and were accounted for similar to stock appreciation rights. The Company recognized compensation expense over the vesting periods based on the excess of the fair value of the equity option interests, as determined by the Administrative Committee, over the exercise price of the option interests. Such expense was periodically adjusted for changes in the fair value of the equity option interests. These option interests vested ratably over a four-year period, although some retained vesting schedules of previous option plans which, in most cases, vested 20% at employment and 20% at the end of each subsequent year.

    In connection with the incorporation of the Company (see NOTE 3), the Company established the NEXTLINK Communications, Inc. Stock Option Plan (the
Plan) to replace the Equity Option Plan and to provide a performance incentive for certain officers, employees and individuals who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan, except that option holders will no longer have the option to require the Company to repurchase units for cash upon exercise of such units, nor will the Company have the option to repurchase exercised units for cash. The Company has reserved 10,000,000 shares of Class A common stock for issuance under the Plan. The options vest ratably over four years and expire no later than 10 years after the date of grant.

    The exercise price of qualified stock options granted under the Plan may not be less than the fair market value of the common shares on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors in its discretion. Stock options granted at prices below fair market value at the date of grant are considered compensatory, and compensation expense is deferred and recognized ratably over the option vesting period based on the excess of the fair market value of the stock at the date of grant over the exercise price of the option. In connection with the regranting of options under the new Plan, the Company reclassified the deferred compensation liability relating to compensatory options issued under the Equity Option Plan to additional paid-in capital (included in Class A Common Stock, stated at amounts paid in). The remaining, unrecognized compensation expense attributable to these compensatory options was also recorded as deferred compensation, a contra-equity balance, and will be recognized over the remaining vesting periods of the options.

    During the six months ended June 30, 1997, the Company recorded $223,000 and $892,000 of deferred compensation expense related to the Stock Option Plan and Equity Option Plan, respectively.

8.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

PART I.    FINANCIAL INFORMATION

Item 1(b). FINANCIAL STATEMENTS

                               NEXTLINK CAPITAL, INC.
                                   BALANCE SHEET
                                    (UNAUDITED)

                                                         JUNE 30,
                                                          1997
                                                        --------
ASSETS:
Cash in bank..........................................  $    100
                                                        --------
                                                        --------

SHAREHOLDER'S EQUITY
Common stock, no par value,
    1,000 shares authorized, issued and outstanding...  $     --
    Additional paid-in capital........................       100
                                                        --------
                                                        $    100
                                                        --------
                                                        --------


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

PART I.    FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its inception in 1994, the Company has executed a strategy of constructing, acquiring and leasing fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has begun development or construction of, acquired, leased fibers or capacity on, or entered into agreements to acquire local telecommunications networks in 30 markets in 11 states.

   The Company's primary focus is providing switched local and long distance and enhanced communications services to small and medium sized commercial end-user customers. As of July 31, 1997, the Company provided such services in 23 of its 30 markets. The Company expects to commence the offering of switched local and long distance services in an additional three markets by December 1997 and four additional markets in 1998. In addition, the Company plans to acquire, build or develop networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

   The table below provides selected key financial and operating data:

                                           AS OF AND
                                     FOR THE THREE MONTHS
                                         ENDED JUNE 30,
                                        1997        1996
                                     ----------  ----------
Gross property and equipment........ $  175,630  $  70,906
EBITDA (1).......................... $  (16,265) $  (6,421)

OPERATING DATA (2):
Route miles (3).....................      1,595        801
Fiber miles (4).....................    117,464     42,217
On-net buildings connected (5)......        459        277
Switches installed..................         12          6
Access lines in service (6).........     17,409      5,079
Employees...........................        845        387

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

(5) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled facilities. As of June 30, 1997, the Company had 1,284 buildings physically connected to its networks, including those buildings connected through unbundled facilities.

(6) Represents the number of access lines in service, including those lines which are provided through resale of Centrex services, for which the Company is billing services.

   The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and incumbent local exchange carrier (ILEC) central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching system and associated distribution technology. As of July 31, 1997, the Company had nine operational Nortel DMS 500 switches and currently plans to install four additional switches by the end of the first quarter of 1998. The Company also has installed a Nortel DMS 500 switch in its NEXTLAB facility, a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center. The Company also employs two long distance switches.

   The Company also provides enhanced communications services including: (i) interactive voice response services, which provide an interface between the Company's clients and their customers for a variety of applications; and (ii) Magic Number, the Company's virtual communications center that allows mobile professionals and workgroups to access a suite of commonly used communications services from any telephone in the public switched telephone network. Historically, the Company has derived a substantial portion of its revenues from these services. As local and long distance revenues are expected to grow more rapidly than revenues for the Company's enhanced communications services, the Company anticipates that, over the next five years, local and long distance revenues will account for a significantly higher percentage of total revenues.

   The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this will enhance the Company's financial performance by increasing the traffic flow over the Company's networks. The Company has recently entered into leased dark fiber and fiber capacity arrangements which allow the Company, by installing one or more switches and related electronics, to enter a market prior to completing construction of its own fiber optic network.

   Prior to January 31, 1997, the Company was a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. As of January 31, 1997, the Company became subject to federal and state income tax.

RESULTS OF OPERATIONS

   Revenue increased 74% to $11.6 million during the second quarter of 1997, from $6.7 million in the same period in 1996. Year to date revenue of $21.7 million represented an 80% increase from the $12.0 million reported for the comparable period in 1996. The increase was, in part, due to the acquisition of ITC, a switch-based long distance reseller, in December 1996, as well as 27% year to date growth in local and long distance services (both switched and resale) and enhanced communications services. The second quarter 1997 revenues included $5.4 million derived from local and long distance services (both switched and resale), $4.4 million derived from enhanced communications services and $1.8 million from competitive access and dedicated line services. This compares to $1.0 million derived from local and long distance services (both switched and resale), $4.3 million from enhanced communications services and $1.4 million from competitive access and dedicated line services during the second quarter of 1996. The Company's interactive voice response subsidiary contributed 30% and 58% of the Company's revenues during the second quarters of 1997 and 1996, respectively. The revenues generated by this subsidiary, while generally increasing over time, have tended to fluctuate on a quarter to quarter basis as the revenues are generally event driven and seasonal in nature.

   The Company began offering switched local and long distance services in seven of its markets in July 1996, an eighth market in January 1997, three additional markets including Cleveland and Columbus Ohio, as well as Las Vegas, in April 1997 and in 12 additional markets including Philadelphia, Los Angeles, and cluster markets in

Orange County, California, in July 1997. In addition, the Company has resold Centrex access lines since April 1995. The Company increased its quarterly customer access line installation rate from 2,745 in the first quarter of 1997 to 6,153 during the second quarter of 1997. As of June 30, 1997, the Company had 17,409 access lines in service compared to 8,511 as of December 31, 1996, and 5,079 as of June 30, 1996. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods.

   Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 97% in the second quarter of 1997 to $12.0 million, up $5.9 million over the second quarter of 1996. For the six months ended June 30, 1997, operating expenses rose $11.1 million, or 103%, over the same period in 1996. These increases were attributed to factors including the effect of the ITC acquisition, an increase in network costs related to the provision of increased volumes of local, long distance and enhanced communications services and the Company's increase in employees as well as other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets.

   Selling, general and administrative expenses (SG&A) include salaries and related personnel costs, facilities expenses, sales and marketing, consulting and legal fees and equity in loss of affiliates. SG&A increased 127% and 133%, respectively, in the three and six month periods ended June 30, 1997, as compared to the corresponding periods in 1996. The increase was due to the ITC acquisition and the Company's increase in employees, as well as other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets.

   Deferred compensation expense was recorded in connection with the Company's Equity Option Plan until April 1997, and in connection with the Company's Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for similar to stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, the Company continues to record deferred compensation expense for compensatory stock options issued. Compensation expense is recognized over the vesting periods based on the excess of the fair value of the stock options at the date of grant over the exercise price.

   Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the ITC acquisition in December 1996, as well as the acquisition of Linkatel, in February 1997.

   Interest expense increased 38% in the second quarter of 1997 over the comparable period in the prior year due to an increase in the Company's average outstanding indebtedness over the respective quarters. Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during the first half of 1997 totaled $0.4 million. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

   The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the first six months of 1997, the Company used $45.8 million in cash for operating activities, compared to $6.2 million for the same period in the prior year. The increase was primarily due to a substantial increase in the Company's activities associated with the development and initiation of switched local and long distance services and, to a lesser degree, due to the activities associated with the marketing of the Company's enhanced services operations. During the first six months of 1997, the Company invested an additional $100.7 million in property and equipment, acquisitions of telecommunications businesses and equity investments in telecommunications businesses. During the same period in 1996, the Company invested $44.5 million in property and equipment and acquisitions of telecommunications assets and businesses.

   In June 1997, the Company entered into an eight year exclusive agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York City, Newark, New Jersey, and Philadelphia which it agreed to make available to the Company in each of those markets at a substantial discount to the wholesale rates charged by other vendors of capacity. In addition to the capacity described above, the Company also entered into a 20-year lease of capacity over an existing 47-mile fiber network in New York City, which extends from the Wall Street area north to midtown Manhattan. In June 1997, the Company paid $11 million in full satisfaction of its obligation under this lease, $6 million of which has been placed in escrow pending completion of certain building connections by the lessor. These arrangements will allow the Company to accelerate its entry into each of these markets by enabling the Company to avoid a significant portion of the infrastructure development and construction time that would otherwise be required to launch switched local and long distance services in these markets. Although these agreements have reduced the initial capital expenditures necessary to enter these markets, the Company has not, as a result, reduced its overall planned capital expenditures through 1998.

   In June 1997, the Company also executed a definitive agreement to acquire an existing fiber optic network in downtown Philadelphia to extend its existing network in Pennsylvania. The acquisition is subject to regulatory and other consents and is anticipated to be consummated by the end of 1997. During the interim period prior to closing, the Company is operating under a 36 fiber capacity agreement with the seller.

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

   In January 1997, the Company obtained rights-of-way to expand its existing Salt Lake City network into Provo and Orem, Utah. The Company is in the process of completing the expansion of this network to Provo and Orem and expects to begin providing switched local and long distance services in Provo and Orem in September 1997.

   Prior to April 1996, the Company funded its expenditures with approximately $55.0 million of cash equity investments from two entities that are controlled by Craig O. McCaw. On April 25, 1996, the Company raised gross proceeds of approximately $350 million through the issuance of 12 1/2% Senior Notes. The Company used $117.7 million of the gross proceeds to purchase and hold in escrow U.S. government securities, representing funds sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999, and used an additional $32.2 million to repay certain advances and accrued interest from Eagle River, a company formed and owned by Mr. McCaw. In addition, the Company incurred costs of $9.8 million in connection with the financing. Interest payments on the 12 1/2% Senior Notes are due semi-annually. On January 31, 1997, the Company completed the sale of $285 million aggregate liquidation preference of 14% senior exchangeable redeemable preferred shares (Preferred Shares) which, after deducting issuance costs, resulted in net proceeds to the Company of approximately $274 million. The Preferred Shares accrue dividends at the rate of 14% per annum. On or before February 1, 2002, dividends may, at the option of the Company, be paid in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. After February 1, 2002, dividends must be paid in cash. As of June 30, the Company has issued an additional 201,706 shares of Preferred Shares in satisfaction of the first quarterly dividend. Since inception, the Company also has issued $15.5 million of Class A Units primarily for the acquisition of certain telecommunications assets and businesses, which Units were converted to shares of Class B Common Stock of the Company on January 31, 1997.

   The Company will continue to use the remaining proceeds from the sale of the 12 1/2% Senior Notes and the Preferred Shares for expenditures relating to the construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform and (iv) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

   As of June 30, 1997, the Company had unrestricted cash and investments of $275.3 million. The Company estimates that the cash required to fund its anticipated capital expenditures and operating losses (excluding acquisitions and interest funded by pledged securities) for the second half of 1997 and for 1998 will approximate $370 million.

   The Company's planned growth subsequent to 1997 will require substantial additional capital to fund capital expenditures, acquisition opportunities, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its markets and, as attractive opportunities develop, the Company plans to make additional capital investments in its networks to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, sales of additional debt securities, and through joint ventures. On July 24, 1997, the Company filed two Registration Statements with the Securities and Exchange Commission, one relating to the proposed issuance of approximately $150 million of Class A Common Stock and the other relating to the proposed issuance of approximately $200 million of new senior notes. The exact timing and size of the proposed offerings and the terms of the senior notes will be subject to prevailing market conditions. In addition, the proposed issuance of senior notes is contingent upon the closing of the issuance of the Class A Common Stock. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

   In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the Preferred Shares contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the 12 1/2% Senior Notes and Preferred Shares as of June 30, 1997.

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

NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997, and retroactive application is required. The Company does not expect the implementation of SFAS 128 to have a material effect on earnings per share amounts reported prior to that date.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         In June 1997, the Company issued 400,000 shares of Class A common stock to Comdisco, Inc. (Comdisco) in connection with the execution of a Master Service Agreement dated as of June 6, 1997 between the Company and Comdisco whereby Comdisco agreed to provide certain telecommunications services to the Company in Chicago, Illinois, New York, New York, Atlanta, Georgia, Dallas, Texas and Philadelphia, Pennsylvania and any other areas the parties may agree upon in the future. Such shares of Class A common stock were paid in consideration of the exclusivity agreement by Comdisco to refrain from offering its services to any other carrier or reseller in any of the geographical areas covered by the Master Service Agreement. Such shares of Class A common stock were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

                                          NEXTLINK Communications, Inc.


Date:  August 12, 1997                    By: /s/ Kathleen H. Iskra
                                              --------------------------------
                                          Kathleen H. Iskra
                                          Vice President, Chief Financial
                                          Officer and  Treasurer
                                          (Principal financial and accounting
                                          officer)


                                          NEXTLINK Capital, Inc.


Date:  August 12, 1997                    By: /s/ Kathleen H. Iskra
                                              --------------------------------
                                          Kathleen H. Iskra
                                          Vice President, Chief Financial
                                          Officer and  Treasurer
                                          (Principal financial and accounting
                                          officer)

                            NEXTLINK COMMUNICATIONS, INC.
                                    EXHIBIT INDEX


    Exhibit No.    Description
    -----------    -----------

        27         Financial Data Schedule