Form 10QSB
period 1997-09-30
NEXTLINK COMMUNICATIONS LLC
filed 1997-11-14
CIK 1015126

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                     FORM 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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
-------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                        Identification No.)


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

As of November 1, 1997, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 18,552,678 and 34,406,523, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-QSB and is therefore filing this Form with the reduced disclosure format.

PART I.       FINANCIAL INFORMATION

Item 1(a).    FINANCIAL STATEMENTS

                         NEXTLINK COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
               (AMOUNTS AS OF SEPTEMBER 30, 1997, ARE UNAUDITED)


                                                                                PRO FORMA
                                                DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1996            1997          1997 (1)
                                               -------------   -------------   -------------
                 ASSETS
Current assets:
    Cash and cash equivalents.................  $   76,807     $  144,088       $   760,676
    Marketable securities.....................      47,713         76,525            76,525
    Accounts receivable, net..................       7,008         10,088            10,088
    Other.....................................         607            878               878
    Pledged securities........................      39,770         41,853            41,853
                                               -------------   -------------   -------------
         Total current assets.................     171,905        273,432           890,020
Pledged securities............................      61,668         41,646            41,646
Property and equipment, net...................      97,784        196,041           196,041
Goodwill, net.................................      24,110         53,115            53,115
Other assets, net.............................      35,216         32,006            43,006
                                               -------------   -------------   -------------
         Total assets.........................  $  390,683     $  596,240       $ 1,223,828
                                               -------------   -------------   -------------
                                               -------------   -------------   -------------





                                  --Continued--

                         NEXTLINK COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (AMOUNTS AS OF SEPTEMBER 30, 1997, ARE UNAUDITED)

                                                                                    PRO FORMA
                                                    DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1997          1997 (1)
                                                   -------------   -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable............................... $   18,622     $   12,868       $   12,868
    Accrued expenses...............................      4,112         12,221           12,221
    Accrued interest payable.......................      9,250         19,458           19,458
    Current portion of capital lease obligations...      1,194          1,310            1,310
    Payable to affiliate...........................      1,500             --               --
                                                   -------------   -------------   -------------
         Total current liabilities.................     34,678         45,857           45,857
Long-term debt.....................................    350,000        350,000          750,000
Capital lease obligations..........................      6,262          9,491            9,491
Deferred compensation..............................     10,289             --               --
Other long-term liabilities........................      2,850          3,329            3,329
                                                   -------------   -------------   -------------
         Total liabilities.........................    404,079        408,677          808,677
Commitments and contingencies
Minority interests.................................        308             77               77
Redeemable preferred stock (par value $0.01 per
share, aggregate liquidation preference $312,540;
0 and 6,108,254 shares issued and outstanding in
1996 and 1997, respectively).......................         --        302,151          302,151
Class B common stock, subject to redemption
(par value $0.02 per share, 0 and 519,950 shares
issued and outstanding in 1996 and 1997,
respectively)......................................         --          4,950            4,950
Equity units subject to redemption (397,202 and
0 units outstanding in 1996 and 1997,
respectively)......................................      4,950             --               --
Shareholders' equity (deficit):
    Common Stock, par value $0.02 per share,
      stated at amounts paid in; Class A,
      110,334,000 shares authorized, 0 and
      810,429 shares issued and outstanding in
      1996 and 1997, respectively (18,290,429
      pro forma shares issued and outstanding);
      Class B, 44,133,600 shares authorized,
      0 and 37,086,573 shares issued and
      outstanding in 1996 and 1997, respectively
      (33,886,573 pro forma shares issued and
      outstanding).................................         --         83,953          311,541
    Deferred compensation .........................         --         (6,055)          (6,055)
    Due from related parties ......................         --         (2,825)          (2,825)
    Accumulated deficit ...........................    (84,181)      (194,688)        (194,688)
    Members' capital (28,154,509 units, all
      of which are outstanding in 1996)............     65,527             --               --
                                                   -------------   -------------   -------------
         Total shareholders' equity (deficit)......    (18,654)      (119,615)         107,973
                                                   -------------   -------------   -------------
         Total liabilities and shareholders'
           equity (deficit)........................ $  390,683     $  596,240       $1,223,828
                                                   -------------   -------------   -------------
                                                   -------------   -------------   -------------

------------------------

(1) The pro forma balance sheet gives effect to the net proceeds from the Company's initial public offering of Class A common stock and the sale of 9 5/8% Senior Notes, both transactions which closed on October 1, 1997, as if those transactions had closed on September 30, 1997. See NOTE 11.

See accompanying notes to unaudited interim consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------------    ------------------------
                                                   1996        1997           1996         1997
                                               -----------  -----------    -----------  -----------
Revenue .....................................  $    6,919    $   13,390    $   18,960   $   35,058

Costs and expenses:
    Operating ...............................       6,661       13,916         17,474       35,857
    Selling, general and administrative......       8,011       19,318         20,502       48,421
    Deferred compensation....................       4,800          334          4,800        1,449
    Depreciation.............................       2,555        3,898          4,942        9,952
    Amortization.............................       1,023        1,631          2,788        4,508
                                               -----------  -----------    -----------  -----------
         Total costs and expenses............      23,050       39,097         50,506      100,187
                                               -----------  -----------    -----------  -----------

Loss from operations.........................     (16,131)     (25,707)       (31,546)     (65,129)

Interest income..............................       4,113        4,808          7,212       15,329
Interest expense.............................     (11,582)     (10,746)       (20,220)     (32,787)

                                               -----------  -----------    -----------  -----------
Loss before minority interests...............     (23,600)     (31,645)       (44,554)     (82,587)

Minority interests in loss of consolidated
    subsidiaries.............................          98           60            219          231
                                               -----------  -----------    -----------  -----------
Net loss.....................................  $  (23,502)  $  (31,585)    $  (44,335)  $  (82,356)
                                               -----------  -----------    -----------  -----------
                                               -----------  -----------    -----------  -----------

Preferred stock dividends and accretion of
    preferred stock redemption obligation,
    including issue costs....................                  (10,798)                    (28,151)
                                                            -----------                 -----------
Net loss applicable to common shares.........               $  (42,383)                 $ (110,507)
                                                            -----------                 -----------
                                                            -----------                 -----------

Pro Forma:
    Net loss per share.......................               $    (1.08)                 $    (2.87)
                                                            -----------                 -----------
                                                            -----------                 -----------
    Shares used in computation of pro forma
    net loss per share.......................               39,257,126                  38,536,851
                                                            -----------                 -----------
                                                            -----------                 -----------


See accompanying notes to unaudited interim consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                          1996          1997
                                                                      -----------    -----------
OPERATING ACTIVITIES:
Net loss............................................................. $  (44,335)    $  (82,356)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Deferred compensation expense....................................      4,800          1,449
    Equity in loss of affiliates.....................................        657          1,688
    Depreciation and amortization....................................      7,730         14,460
    Minority interests in loss of consolidated subsidiaries..........       (219)          (231)
Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable..............................................     (3,774)        (3,062)
    Other assets.....................................................     (2,919)          (662)
    Accounts payable.................................................       (620)        (6,328)
    Accrued expenses and other liabilities...........................        844          5,601
    Accrued interest payable.........................................     18,942         10,208
                                                                      -----------    -----------
                                                                          25,441         23,123
                                                                      -----------    -----------
Net cash used in operating activities................................    (18,894)       (59,233)

INVESTING ACTIVITIES:
Purchase of property and equipment...................................    (38,938)       (89,146)
Net assets acquired in business and asset acquisitions
    (net of cash acquired)...........................................    (10,503)       (41,239)
Cash withdrawn from escrow to be used in business
    acquisition......................................................         --          6,000
Investments in unconsolidated affiliates.............................     (3,220)        (6,342)
Purchase of pledged securities.......................................   (117,688)            --
Maturity of pledged securities.......................................         --         18,049
Purchase of marketable securities, net...............................    (55,600)       (28,812)
                                                                      -----------    -----------
Net cash used in investing activities................................   (225,949)      (141,490)


                            -- Continued --

                         NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                          1996          1997
                                                                      -----------    -----------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock............. $       --     $  274,000
Capital contributions................................................      9,921             --
Proceeds from payable to affiliates..................................     28,766             --
Repayment of payable to affiliate....................................    (33,703)        (1,500)
Repayment of capital lease obligations...............................       (607)        (1,380)
Bank overdraft.......................................................     (1,373)            --
Proceeds from issuance of common stock...............................         --            111
Costs incurred in connection with financing..........................     (9,700)          (402)
Loans to related parties.............................................         --         (2,825)
Proceeds from issuance of senior notes...............................    350,000             --
                                                                      -----------    -----------
Net cash provided by financing activities............................    343,304        268,004

                                                                      -----------    -----------
Net increase in cash and cash equivalents............................     98,461         67,281

Cash and cash equivalents, beginning of period.......................      1,350         76,807
                                                                      -----------    -----------

Cash and cash equivalents, end of period............................. $   99,811     $  144,088
                                                                      -----------    -----------
                                                                      -----------    -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
    Class A common stock issued under lease arrangement.............. $       --     $    1,400
                                                                      -----------    -----------
                                                                      -----------    -----------
    Redeemable preferred stock dividends, paid in
         redeemable preferred shares................................. $       --     $   20,413
                                                                      -----------    -----------
                                                                      -----------    -----------
    Accrued cumulative redeemable preferred stock dividends,
         payable in redeemable preferred shares...................... $       --     $    7,127
                                                                      -----------    -----------
                                                                      -----------    -----------
    Capital lease obligations assumed................................ $    6,104     $    4,725
                                                                      -----------    -----------
                                                                      -----------    -----------
Cash paid for interest............................................... $    1,278     $   22,579
                                                                      -----------    -----------
                                                                      -----------    -----------


See accompanying notes to unaudited interim consolidated financial statements.

                            NEXTLINK COMMUNICATIONS, INC.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

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

    The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners in such subsidiaries are reflected as minority interests. The Company's investment in Telecommunications of Nevada, L.L.C. (Nevada), a limited liability company in which the Company has a 40% interest and which operates a network that is managed by the Company in Las Vegas, Nevada, is accounted for on the equity method. All operational statistics of the Company included in this Report include 100% of the operational statistics of Nevada. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

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

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options granted at prices below the initial public offering price of $17 per share during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if such shares and options were outstanding for all periods presented.

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

    The conversion of the Company to a taxable corporation resulted in the Company recording fully reserved net deferred tax assets. Major items giving rise to deferred tax assets included deferred compensation and certain operating expenses capitalized for tax purposes. Management believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realization of net deferred tax assets. Accordingly, a valuation allowance was provided for the net deferred tax assets of the Company. The gross amount of deferred tax assets is not material in relation to the Company's financial statements taken as a whole. The Company intends to make the required annual disclosures of SFAS 109 in its consolidated financial statements as of and for the year ended December 31, 1997.

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

3.  INCORPORATION

    On January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into the Company in a tax-free transaction. In that merger, the Class A membership interests of NEXTLINK Communications, L.L.C. were converted into Class B common stock, options to acquire Class A membership interests were converted into options to purchase Class B common stock, and options to purchase Class B membership interests were converted into options to purchase Class A common stock. The Company's Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share. In calculating the number of shares of the Company's Class B common stock that each of the Class A members received in the merger, the Company applied a formula that reflected each member's revalued capital account balance as of January 31, 1997. Options to purchase Class B membership interests were converted into the right to receive options to purchase shares of Class A common stock on a one to one basis. As of September 30, 1997, the Company had 44,133,600 and 37,606,523 shares of Class B common stock authorized and outstanding, respectively, and 110,344,000 and 810,429 shares of Class A common stock authorized and outstanding, respectively. In addition, there were options to purchase 3,388,364 shares of Class A common stock and options to purchase 654,858 shares of Class B common stock outstanding. The Company also had 25,000,000 and 6,108,254 shares of Preferred Stock authorized and outstanding, respectively.

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

    The contingent warrants are exercisable on any business day after February 1, 1998, if a Qualifying Event has not occurred on or prior to February 1, 1998. A Qualifying Event means a public equity offering (as defined) or one or more strategic equity investments (as defined) which, in either case, results in aggregate net proceeds to the Company of not less than $75 million. The Company's initial public offering of Class A common stock (see NOTE 11) constituted a Qualifying Event and, accordingly, the contingent warrants expired thirty days after the closing on October 1, 1997, of the Company's initial public offering.

5.  ACQUISITION

    On February 4, 1997, the Company acquired substantially all of the assets of Linkatel Pacific, L.P. (Linkatel), a Los Angeles-based competitive access telecommunications provider. At the time of the acquisition, Linkatel operated an 80 mile fiber optic telecommunications network covering several markets from the downtown Los Angeles area to the city of Irvine in Orange County. As part of the assets acquired, the Company obtained access to approximately 250 route miles of right-of-way, of which 183 miles have been completed, creating one network in Los Angeles and one network in the Orange County area. The Company has been providing competitive access services over these networks since the acquisition date and launched switched local and long distance services in July 1997. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million, the repayment of debt of $5.6 million and the assumption of net liabilities of $0.8 million.

    The assets acquired and consideration given were as follows (in thousands):


       Fair value of tangible assets and liabilities acquired.......  $ 12,003
       Fair value of intangible assets acquired.....................    29,682
                                                                      --------
                                                                      $ 41,685
                                                                      --------
                                                                      --------

        Cash paid for assets, including repayment of debt...........  $ 41,685
                                                                      --------
                                                                      --------

6.  NETWORK LEASES

    In June 1997, the Company entered into an eight year operating lease agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York City, Newark, New Jersey, and Philadelphia which it agreed to make available to the Company in each of those markets at a substantial discount. Payment in exchange for use of the leased network will be based on monthly charges for actual services provided. In connection with this lease agreement, the Company also issued to the lessor 176,534 shares of Class A common stock in June 1997 for certain exclusivity rights to the excess capacity.

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

7.  STOCK OPTION PLAN

    Prior to February 1997, the Company maintained an Equity Option Plan which provided for the granting of equity option interests in the Company. These option grants were considered compensatory and were accounted for similar to stock appreciation rights. The Company recognized compensation expense over the vesting periods based on the excess of the fair value of the equity option interests, as determined by the Administrative Committee, over the exercise price of the option interests. Such expense was periodically adjusted for changes in the fair value of the equity interest units. These option interests vested ratably over a four-year period, although some retained vesting schedules of previous option plans which, in most cases, vested 20% at employment and 20% at the end of each subsequent year.

    In connection with the incorporation of the Company (see NOTE 3), the Company established the NEXTLINK Communications, Inc. Stock Option Plan (the
Plan) to replace the Equity Option Plan and to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan, except that option holders will no longer have the option to require the Company to repurchase units for cash upon exercise of such units, nor will the Company have the option to repurchase exercised units for cash. The Company has reserved 4,413,360 shares of Class A common stock for issuance under the Plan. The options generally vest ratably over four years and expire no later than 10 years after the date of grant, with the exception of options originally granted under the Equity Option Plan, which expire 15 years after the date of grant.

    The exercise price of qualified stock options granted under the Plan may not be less than the fair market value of the common shares on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors in its discretion. Stock options granted at prices below fair market value at the date of grant are considered compensatory, and compensation expense is deferred and recognized ratably over the option vesting period based on the excess of the fair market value of the stock at the date of grant over the exercise price of the option. In connection with the regranting of options under the new Plan, the Company reclassified the deferred compensation liability relating to compensatory options issued under the Equity Option Plan to common stock, stated at amounts paid in. The remaining, unrecognized compensation expense attributable to these compensatory options was also recorded as deferred compensation, a contra-equity balance, and will be recognized over the remaining vesting periods of the options.

    During the nine months ended September 30, 1997, the Company recorded $557,000 and $892,000 of deferred compensation expense related to the Stock Option Plan and Equity Option Plan, respectively.

8.  RELATED PARTY TRANSACTIONS

    In August 1997, the Company agreed to lend certain officers and employees of the Company an aggregate of $2.8 million in connection with the payment of income taxes incurred upon the exercise of stock options. These loans (i) bear interest at a fixed rate of 7.7%, (ii) are secured by shares of Class A and Class B common stock with a market value equal to 2.5 times the amount of the loan and (iii) require payment of principal and accrued interest on February 26, 1999. Interest income from the related party notes receivable will be recognized when received.

9.  SHAREHOLDERS' EQUITY (DEFICIT)

    On July 21, 1997, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of its Class A common stock to the public.

    On August 27, 1997, the Company effected a 0.441336-for-1 reverse stock split of the issued and outstanding shares of Class A and Class B common stock. All common stock, membership units, and per share amounts in the consolidated financial statements have been adjusted retroactively to give effect to the reverse stock split.

10. RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

11. SUBSEQUENT EVENTS

    FINANCINGS

    On October 1, 1997, the Company completed an initial public offering
(IPO) of 12,000,000 shares of Class A common stock at a price of $17 per share. In addition, the underwriters of the IPO exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Gross proceeds from the IPO totaled approximately $242.8 million, and proceeds net of underwriting discounts, advisory fees and expenses aggregated approximately $226.8 million.

    Concurrently with the IPO, the Company sold $400.0 million in aggregate principal amount of 9 5/8% Senior Notes due 2007, which, after deducting issue costs, resulted in net proceeds to the Company of $388.5 million. Interest payments on the 9 5/8% Senior Notes are due semi-annually.

    ACQUISITIONS

    On October 1, 1997, the Company acquired all of the outstanding shares of Chadwick Telecommunications Corporation (Chadwick), a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of NEXTLINK. The purchase price of the transaction consisted of a $5.0 million promissory note payable, due January 1, 1998, issuance of 257,151 shares of Class A common stock, and the repayment of long term debt and other liabilities totaling $5.2 million. The merger agreement also provides for additional payments of up to a maximum of 192,863 shares of Class A common stock over a two year period, with these payments being contingent upon the acquired operation achieving specified performance goals.

    On November 1, 1997, the Company acquired all of the outstanding shares of Start Technologies Corporation (Start), a shared tenant services provider offering local and long distance services, Internet access and customer premise equipment management in markets in Texas and Arizona. The Company paid consideration for the transaction consisting of $20.0 million in cash, 441,336 shares of Class A common stock, and the assumption of $3.4 million of liabilities, the majority of which will be repaid.

PART I.     FINANCIAL INFORMATION

Item 1(b).  FINANCIAL STATEMENTS



                            NEXTLINK CAPITAL, INC.
                                BALANCE SHEET
                                 (UNAUDITED)

                                                          SEPTEMBER 30,
                                                              1997
                                                          -------------
ASSETS:
Cash in bank..........................................    $         100
                                                          -------------
                                                          -------------

SHAREHOLDER'S EQUITY
Common stock, no par value,
    1,000 shares authorized, issued and outstanding...    $         100
                                                          -------------
                                                          -------------



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

2.  Basis of Presentation

    The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 14, 1997.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

   Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has begun development or construction of, acquired, leased fibers or capacity on, or entered into agreements to acquire local telecommunications networks in 30 markets in 11 states.

   The Company's primary focus is providing switched local and long distance and enhanced communications services to small and medium sized commercial end-user customers. As of October 31, 1997, the Company provided services in 24 of its 30 markets. The Company plans to acquire, build or develop networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

   The table below provides selected key financial and operating data (dollars are in thousands):

                                                      AS OF AND
                                                FOR THE THREE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                 1996          1997
                                             -----------   -----------
Gross property and equipment.............    $   78,973    $  214,320
EBITDA (1)...............................    $   (7,753)   $  (19,844)

OPERATING DATA (2):
Route miles (3)..........................           900         1,757
Fiber miles (4)..........................        55,701       124,399
On-net buildings connected (5)...........           299           479
Off-net buildings connected (6)..........            --         1,404
Switches installed.......................             6            13
Access lines in service (7)..............         6,907        30,944
Employees................................           456         1,027


(1) EBITDA consists of quarterly net loss before interest expense, interest income, minority interests, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet future debt service, capital expenditure and working capital requirements.
(2) The operating data for all periods subsequent to March 1996 include the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.
(3) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.
(4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.
(5) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled incumbent local exchange (ILEC) facilities.
(6) Represents buildings connected to the Company's networks through leased or unbundled ILEC facilities.
(7) Represents the number of access lines in service, including those lines which are provided through resale of Centrex services, for which the Company is billing services.

   The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and ILEC central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of October 31, 1997, the Company had ten operational Nortel DMS 500 switches and currently plans to install three additional switches by the end of the first quarter of 1998. The Company also has installed a Nortel DMS 500 switch in its NEXTLAB facility, a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center. The Company also employs two long distance switches.

   The Company also provides enhanced communications services including: (i) interactive voice response services, which provide an interface between the Company's clients and their customers for a variety of applications; and (ii) Magic Number, the Company's virtual communications center that allows mobile professionals and workgroups to access a suite of commonly used communications services from any telephone in the public switched telephone network. Historically, the Company has derived a substantial portion of its revenues from these services. As local and long distance revenues are expected to grow more rapidly than revenues from the Company's enhanced communications services, the Company anticipates that, over the next five years, local and long distance revenues will account for a significantly higher percentage of total revenues.

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

   Prior to January 31, 1997, the Company was a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. As of January 31, 1997, the Company became subject to federal and state income tax directly as a C corporation.

RESULTS OF OPERATIONS

   Revenue increased 94% to $13.4 million during the third quarter of 1997, from $6.9 million in the same period in 1996. Year to date revenue of $35.1 million represented an 85% increase from the $19.0 million reported for the comparable period in 1996. The increase was, in part, due to the acquisition of ITC, a switch-based long distance reseller, in December 1996, as well as 33% year to date growth in local and long distance services (both switched and resale), dedicated services and enhanced communications services. The third quarter 1997 revenues included $8.8 million derived from local and long distance, competitive access and dedicated line services and $4.6 million derived from enhanced communications services. The Company's interactive voice response subsidiary contributed 54% and 28% of the Company's revenues during the third quarters of 1996 and 1997, respectively. The revenues generated by this subsidiary have tended to fluctuate on a quarter to quarter basis as the revenues are generally event driven and seasonal in nature.

   The Company began offering switched local and long distance services in seven of its markets in July 1996, an eighth market in January 1997, three additional markets including Cleveland and Columbus Ohio, as well as Las Vegas, in April 1997 and in 12 additional markets including Philadelphia, Los Angeles, and cluster markets in Orange County, California, in July 1997. Most recently, the Company began offering such services in Provo, Utah, in September 1997. In addition, the Company has offered dedicated line services since January 1995 and has resold

Centrex access lines since April 1995. The Company increased its quarterly customer access line installation rate from 6,153 in the second quarter of 1997 to 13,535 during the third quarter of 1997. As of September 30, 1997, the Company had 30,944 access lines in service, compared to 8,511 as of December 31, 1996, and 6,907 as of September 30, 1996. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods. Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as the Company converts those customers to its own network.

   Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 109% in the third quarter of 1997 to $13.9 million, an increase of $7.3 million over the third quarter of 1996. For the nine months ended September 30, 1997, operating expenses rose $18.4 million, or 105%, over the same period in 1996. These increases were attributed to factors that include the effect of the ITC acquisition, an increase in network costs related to the provision of increased volumes of local, long distance and enhanced communications services and the Company's increase in employees as well as other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets.

   Selling, general and administrative expenses (SG&A) include salaries and related personnel costs, facilities expenses, sales and marketing, consulting and legal fees and equity in loss of affiliates. SG&A increased 141% and 136%, respectively, in the three and nine month periods ended September 30, 1997, as compared to the corresponding periods in 1996. The increase was due to the ITC acquisition and the Company's increase in employees, as well as other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets.

   Deferred compensation expense was recorded in connection with the Company's Equity Option Plan until April 1997, and in connection with the Company's Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for on a basis similar to that for stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, the Company continues to record deferred compensation expense for those compensatory stock options issued, as well as for compensatory stock options issued subsequent to the Plan conversion date. Compensation expense is recognized over the vesting periods based on the excess of the fair value of the stock options at the date of grant over the exercise price.

   Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the ITC acquisition in December 1996, as well as the acquisition of Linkatel, in February 1997.

   Interest expense decreased 7% in the third quarter of 1997 over the comparable period in the prior year due to additional interest capitalized during the current period. Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during the first three quarters of 1997 totaled $0.9 million. Interest expense will increase in future periods in conjunction with the sale of $400.0 million in aggregate principal amount of 9 5/8% Senior Notes on October 1, 1997. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

   The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the first nine months of 1997, the Company used $59.2 million in cash for operating activities, compared to $18.9 million for the same period in the prior year. The increase was primarily due to a substantial increase in the Company's activities associated with the development and initiation of switched local and long distance services. During the first nine months of 1997, the Company invested an additional $136.7 million in property and equipment, acquisitions of telecommunications businesses and equity investments in telecommunications businesses. During the same period in 1996, the Company invested $52.7 million in property and equipment, acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

   In August 1997, the Company entered into a definitive agreement to acquire all outstanding shares of Start Technologies Corporation (Start), a shared tenant services provider serving commercial buildings in Dallas, Austin and Corpus Christi, Texas and Phoenix, Arizona. The transaction closed on November 1, 1997. Services offered by Start include local and long distance services, Internet access and customer premise equipment management. Start currently provides services under long term contracts to 600 corporate customers, or approximately 13,000 end users. The Company paid consideration for the transaction consisting of $20.0 million in cash, 441,336 shares of Class A common stock and the assumption of approximately $3.4 million of liabilities, the majority of which will be repaid.

   In July 1997, the Company executed a definitive agreement to acquire all of the outstanding shares of Chadwick Telecommunications Corporation (Chadwick), a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of NEXTLINK. The transaction closed on October 1, 1997. Chadwick serves approximately 11,500 customers throughout the central and eastern Pennsylvania regions. The Company issued consideration for the transaction consisting of a promissory note payable in the aggregate principal amount of $5.0 million, 257,151 shares of Class A common stock and the repayment of long term debt and other liabilities totaling $5.2 million. The merger agreement also provides for additional payments of up to a maximum of 192,863 shares of Class A common stock over a two year period, with these payments being contingent upon the acquired operation achieving specified performance goals.

   In September 1997, the Company entered into a definitive agreement to acquire certain telecommunications assets of Unicom Thermal Technologies, Inc. (UTT), including two existing route miles of network plus 13 miles of conduit in downtown Chicago. The Company also has the right to participate in the ongoing expansion of UTT's network in Chicago. The existing network currently provides connectivity to 28 buildings. The Company agreed to pay $2.5 million in cash, plus up to an additional $560,000 for the acquisition of certain telecommunications facilities. The Company will also be required to issue certain additional consideration to UTT for a portion of the network expansion costs, up to $3.4 million in cash plus the issuance of up to 60,022 shares of Class A common stock.

   In June 1997, the Company entered into an eight year exclusive agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York City, Newark, New Jersey, and Philadelphia which it agreed to make available to the Company in each of those markets at a substantial discount to the wholesale rates charged by other vendors of capacity. In addition to the capacity described above, the Company also entered into a 20-year lease of capacity over an existing 47-mile fiber network in New York City, which extends from the Wall Street area north to midtown Manhattan. In June 1997, the Company paid $11 million in full satisfaction of its obligation under this lease, $6 million of which has been placed in escrow pending completion of certain building connections by the lessor. These arrangements will allow the Company to accelerate its entry into each of these markets by enabling the Company to avoid a significant portion of the infrastructure development and construction time that would otherwise be required to launch network services in these markets. Although these agreements have reduced the initial capital expenditures necessary to enter these markets, the Company has not, as a result, reduced its overall planned capital expenditures through 1998.

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

   In January 1997, the Company obtained rights-of-way to expand its existing Salt Lake City network into Provo and Orem, Utah. The Company has completed the expansion of this network to Provo and Orem and began providing network services in Provo and Orem in September 1997.

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

   On January 31, 1997, the Company completed the sale of $285 million aggregate liquidation preference of 14% senior exchangeable redeemable preferred shares (Preferred Shares) which, after deducting issuance costs, resulted in net proceeds to the Company of approximately $274 million. The Preferred Shares accrue dividends at the rate of 14% per annum. On or before February 1, 2002, dividends may, at the option of the Company, be paid in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. After February 1, 2002, dividends must be paid in cash. As of September 30, 1997, the Company had issued an additional 408,251 shares of Preferred Shares in satisfaction of the first two quarterly dividends.

   Since inception, the Company has also issued Class A Units valued at $15.5 million primarily for the acquisition of certain telecommunications assets and businesses, which Units were converted to shares of Class B Common Stock of the Company on January 31, 1997.

    On October 1, 1997, the Company completed an initial public offering
(IPO) of 12,000,000 shares of Class A common stock at a price of $17 per share. In addition, the underwriters of the IPO exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Gross proceeds from the IPO totaled $242.8 million, and proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $226.8 million. Concurrently with the IPO, the Company sold $400.0 million in aggregate principal amount of 9 5/8% Senior Notes due 2007, which, after deducting estimated issue costs, resulted in net proceeds to the Company of approximately $388.5 million. Interest payments on the 9 5/8% Senior Notes are due semi-annually.

   The Company will use the net proceeds from the sale of Class A common stock and 9 5/8% Senior Notes (the Offerings) and existing unrestricted cash balances for expenditures relating to the construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform and (iv) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

   As of September 30, 1997, the Company had unrestricted cash and investments of $220.6 million and $837.2 million on a pro forma basis after giving effect to the Offerings. The Company's long term plan requires substantial additional capital beyond that already available to fund capital expenditures, acquisition opportunities, working capital and any future operating losses. The Company will continue to evaluate additional revenue opportunities in each of its markets and, as attractive opportunities develop, the Company plans to make additional capital investments in its networks to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of additional equity securities, credit facilities and other borrowings, sales of additional debt securities, and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on its outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

   In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes and the 9 5/8% Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the Preferred Shares contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the 12 1/2% Senior Notes and Preferred Shares as of September 30, 1997.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to build and acquire networks and offer services in new areas, its anticipation of revenues from designated markets during 1997, and statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include those identified in the Company's registration statement on Form S-1 (File No. 333-32001) and also include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed or implied, in such forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 1997, the Company issued 921,314 shares of Class B common stock upon exercise of an option to purchase such shares of common stock. Essentially no consideration was received in exchange for the shares of Class B common stock issued. Such shares of Class B common stock were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         The Company filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A common stock, $.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A common stock sold, 12,000,000 were sold by the Company and 3,200,000 were sold by a selling shareholder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc, exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Net proceeds to the Company from the initial public offering totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. The Company intends to use substantially all of the net proceeds from the initial public offering for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. The net proceeds from the initial public offering were received on October 1, 1997; as such, none of the net proceeds had been used by the Company as of September 30, 1997.

         The Company filed a registration statement on Form S-1 (File No. 333-32003) which became effective on September 26, 1997, whereby the Company sold $400.0 million aggregate principal amount of 9 5/8% Senior Notes. The offering was led by Salomon Brothers Inc. Net proceeds from the sale of the Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. The use of proceeds from the debt offering are substantially the same as the Company's initial public offering. The net proceeds from the debt offering were received on October 1, 1997; as such, none of the net proceeds had been used by the Company as of September 30, 1997.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders was held on August 25, 1997, to authorize a 0.441336-for-1 reverse stock split of the issued and outstanding shares of Class A and Class B common stock. The vote passed with 730,231,873 affirmative votes and 101,733,775 votes withheld.

PART II.  OTHER INFORMATION

Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                   11   Statement Regarding Computation of Net Loss Per Share

                   27   Financial Data Schedule

         (b)  Reports on Form 8-K

                   None.

                                      SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   NEXTLINK Communications, Inc.



Date: November 14, 1997            By: /s/ Kathleen H. Iskra
                                       ---------------------------------------
                                   Kathleen H. Iskra
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal financial and accounting officer)


                                   NEXTLINK Capital, Inc.



Date: November 14, 1997            By: /s/ Kathleen H. Iskra
                                       ---------------------------------------
                                   Kathleen H. Iskra
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal financial and accounting officer)

                            NEXTLINK COMMUNICATIONS, INC.
                                    EXHIBIT INDEX


    Exhibit No.    Description
    -----------    -----------

       11          Statement Regarding Computation of Net Loss Per Share

       27          Financial Data Schedule