Form 10KSB
period 1997-12-31
NEXTLINK COMMUNICATIONS LLC; NEXTLINK CAPITAL INC
filed 1998-03-25
CIK 1015126, 1015125

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                COMMISSION FILE NOS. 333-04603 AND 333-04603-01

                         NEXTLINK COMMUNICATIONS, INC.
         A WASHINGTON CORPORATION       I.R.S. EMPLOYER NO. 91-1738221

                             NEXTLINK CAPITAL, INC.
         A WASHINGTON CORPORATION       I.R.S. EMPLOYER NO. 91-1716062

         155 108TH AVENUE, N.E., 8TH FLOOR, BELLEVUE, WASHINGTON 98004
                        TELEPHONE NUMBER (425) 519-8900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    CLASS A COMMON STOCK, PAR VALUE $0.0227

     Indicate by check mark whether the Issuers (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-B is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuers' revenues for its most recent fiscal year were $57,579,000.

     The aggregate market value of the Class A and Class B Common Stock held by non-affiliates of the Issuers, based upon the closing sale price of the Common Stock on March 6, 1998 as reported on the NASDAQ National Market System, was approximately $706,098,643. Shares of Class A and Class B Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Class A and Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 6, 1998, the number of outstanding shares of NEXTLINK Communications, Inc.'s Class A Common Stock was 19,249,940 and Class B Common Stock was 34,247,644. NEXTLINK Capital, Inc. had outstanding 1,000 shares of Common Stock, par value $0.01 per share.

     NEXTLINK Capital, Inc. ("NEXTLINK Capital" and together with the Company, the "Issuers") meets the conditions set forth in General Instruction G(1)(a) and
(b) of Form 10-KSB and is therefore filing this form with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Description of Business.....................................    1
 2.    Description of Properties...................................   21
 3.    Legal Proceedings...........................................   21
 4.    Submission of Matters to a Vote of Security Holders.........   21

                                 PART II
 5.    Market for Registrants' Common Stock and Related Stockholder
       Matters.....................................................   21
 6.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   22
 7.    Financial Statements and Supplementary Data.................   34
 8.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   34

                                PART III
 9.    Directors and Executive Officers of the Company.............   35
10.    Executive Compensation......................................   40
11.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   40
12.    Certain Relationships and Related Transactions..............   40
13.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   41

                         NEXTLINK COMMUNICATIONS, INC.
                             NEXTLINK CAPITAL, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Capitalized terms used herein which are not otherwise defined have the respective meanings ascribed to them in the Glossary, beginning on page 19.

OVERVIEW

     NEXTLINK Communications, Inc. ("NEXTLINK" or the "Company") was founded in 1994 by Craig O. McCaw, its largest and controlling shareholder, to provide local facilities-based telecommunications services to its targeted customer base of small and medium-sized businesses. In July 1996, NEXTLINK became one of the first competitive local exchange carriers ("CLECs") in the United States to provide facilities-based switched local services under the Telecommunications Act of 1996 (the "Telecom Act"), which opened the entire local exchange market to competition. In each of the markets it serves, NEXTLINK seeks to become a principal competitor to the incumbent local exchange carrier ("ILEC") for its targeted customers by providing an integrated package of high quality local, long distance and enhanced telecommunications services at competitive prices. In October 1997, the Company completed an initial public offering of shares of its Class A Common Stock.

     The market potential for competitive telecommunications services is large and growing. Industry sources estimate that in 1996 the total revenues from local and long distance telecommunications services were approximately $183 billion, of which approximately $101 billion were derived from local exchange services and approximately $82 billion from long distance services. Based upon FCC information, aggregate revenues for local and long distance services grew at a compounded annual rate of approximately 5.5% between 1991 and 1996. The Telecom Act, the FCC's issuance of rules for competition and pro-competitive policies developed by state regulatory commissions, has created opportunities for new entrants, including the Company, to capture a portion of the ILEC's dominant, and historically monopoly controlled, market share of local services. The development of switched local services competition, however, is in its early stages, and the Company believes that CLECs currently serve fewer than 5% of the total business lines in the United States.

     The Company's targeted customer base within the national telecommunications market is small to medium-sized businesses, generally those businesses with fewer than 50 access lines. Based on consultants' reports, the Company estimates that as of year end 1996, there were approximately 170 million access lines nationwide, including approximately 55 million business lines.

     The Company develops and operates high capacity, fiber optic networks with broad market coverage in a growing number of markets across the United States. In its switched local service markets, the Company offers its customers a bundled package of local and long distance services and also offers dedicated transmission and competitive access services to long distance carriers and end users. In addition, NEXTLINK offers several non-network-based enhanced communications services to customers nationwide, including a variety of interactive voice response ("IVR") products.

     The Company currently operates 16 facilities-based networks providing switched local and long distance services in 26 markets in eight states. The Company anticipates developing additional new markets during 1998 which, together with its existing markets, are expected to have a total of approximately 15 million addressable business lines by the end of 1998. The Company's goal is to add or expand markets to increase its addressable business lines for markets in service or under development to approximately 21 million by the end of 1999.

     The Company's goal of targeting 15 million addressable business lines by year end 1998 represents a 36% increase over the Company's previous objective. The Company has increased its line targets based principally on three factors: initial success in establishing networks and launching services in major metropolitan markets in Los Angeles, Chicago and Philadelphia; the Company's significant growth in the sale and installation of access lines throughout all markets; and the Company's review of several potential target markets, which underlined the significant market opportunities available to NEXTLINK in those markets.

     NEXTLINK is pursuing its targeted customer base in markets of all sizes. In larger markets, the Company has operational networks in Los Angeles, Chicago and Philadelphia, and networks under development in New York City, the San Francisco Bay Area and Atlanta. The Company also has operational networks in medium-sized markets such as Las Vegas and Nashville as well as smaller markets that have been clustered in Orange County, California and central Pennsylvania. The Company will enter large markets on a stand-alone basis where it is economically attractive to do so and where competitive and other market factors warrant such entry. The Company also considers pursuing smaller markets where it can extend or cluster an existing network with relatively little incremental capital. The Company anticipates that the addressable business lines in the larger markets that it is currently operating and developing will represent the majority of the Company's addressable business lines by year end 1998 and 1999.

     NEXTLINK has experienced significant growth in its customer base. NEXTLINK's customer access lines in service have increased from 8,511 access lines at December 31, 1996 to 50,131 access lines at December 31, 1997. This growth is attributable to both new network launches as well as significant increases in growth rates in those markets where the Company launched service in 1996. For markets launched in 1996, the Company has increased its access lines in service by 248%, from 8,511 to 29,591 at December 31, 1996 and 1997, respectively, representing 51% of the Company's overall increase in access lines in service over the respective periods. The Company has also improved the quarterly rate of access line installations from 1,604 in the fourth quarter of 1996 to 19,187 in the fourth quarter of 1997. Approximately 32% of the increase in total quarterly installations was driven by an increase in quarterly installations in those markets launched in 1996, where installations increased from 1,604 in the fourth quarter 1996 to 7,293 in the fourth quarter of 1997.

     NEXTLINK believes that a critical factor in the successful implementation of its strategy is the quality of its management team and their extensive experience in the telecommunications industry. The Company has built a management team that it believes is well suited to challenge the dominance of the ILECs in the local exchange market. Craig O. McCaw, the Company's founder and largest and controlling shareholder, Steven W. Hooper, the Company's Chairman of the Board, Wayne M. Perry, the Company's Vice Chairman and Chief Executive Officer, James F. Voelker, the Company's President, and George M. Tronsrue III, the Company's Chief Operating Officer, each has 15 or more years of experience in leading companies in competitive segments of the telecommunications industry. In addition, the presidents of the Company's operating subsidiaries and the Company's senior officers have an average of 14 years of experience in the telecommunications industry. Mr. Hooper and Mr. Perry were members of the senior management team at McCaw Cellular Communications, Inc. ("McCaw Cellular") during the years in which it became the nation's largest cellular telephone company. Following McCaw Cellular's sale to AT&T Corp. in 1994, Messrs. Perry and Hooper were Vice Chairman and Chief Executive Officer, respectively, of AT&T Wireless Services, Inc.

MARKET OPPORTUNITY

     Prior to 1984, AT&T Corp. ("AT&T") dominated both the local exchange and long distance marketplace by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. While long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T and the separation of its local and long distance businesses as mandated by the Modified Final Judgment relating to the breakup of AT&T (the "MFJ"). To foster competition in the long distance market, the MFJ prohibited AT&T's divested local exchange businesses, the Regional Bell Operating Companies ("RBOCs"), from acting as a single source provider of telecommunications services.

     The Company believes that a similarly critical event occurred in 1996 with the passage of the Telecom Act. In most locations throughout the United States, the ILEC has operated with a virtual monopoly over the provision of most local exchange services. However, just as competition slowly emerged in the long distance business prior to the MFJ, competitive opportunities also have slowly emerged over the last 10 years at the local level.

     Industry sources estimate that in 1996 the total revenues from local and long distance telecommunications services were approximately $183 billion, of which approximately $101 billion were derived from local exchange services and approximately $82 billion from interLATA long distance services. Based upon FCC information, aggregate revenues for local and long distance services grew at a compounded annual rate of approximately 5.5% between 1991 and 1996. Although the MFJ relating to the breakup of AT&T established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has been, until recently, virtually closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis when competitive access providers ("CAPs") began offering dedicated private line transmission and special access services. These types of services together currently account for approximately 12% of the total local exchange revenues. CAPs were restricted, often by state laws, from providing the other, more frequently used services such as basic and switched services, which today account for approximately 88% of local exchange revenues.

     The Telecom Act and the FCC's issuance of rules for competition, particularly those requiring the interconnection of all networks and the interchange of traffic among the ILECs and the CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the local exchange markets. Although a recent decision by the United States Court of Appeals for the Eighth Circuit substantially limits the FCC's jurisdiction and expands the state regulators' jurisdiction to set and enforce rules governing the development of local competition, most states have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. See "-- Regulatory Overview."

     These developments create opportunities for new entrants offering local exchange services to capture a portion of the ILEC's dominant, and historically monopoly controlled, market share of local services. The development of switched local services competition, however, is in its early stages and the Company believes that CLECs currently serve fewer than 5% of the total business lines in the United States.

     NEXTLINK believes that the provisions of the Telecom Act requiring the ILECs to cooperate on a technical level with competitors are as significant as the Telecom Act's provisions eliminating state laws barring competitors from entering the local exchange services market. Under the Telecom Act, the FCC and state regulators are required to ensure that ILECs implement:

     - Interconnection -- provides competitors the right to connect to the ILECs' networks at any technically feasible point and to obtain access to its rights-of-way;

     - Unbundling of the Local Network -- allows competitors to purchase and utilize components of the ILECs' network selectively;

     - Reciprocal Compensation -- establishes the framework for pricing between the CLEC and the ILEC for use of each other's networks; and

     - Number Portability -- allows ILEC customers to retain their current telephone numbers when they switch to a CLEC.

     In addition, the Telecom Act provides that ILECs that are subsidiaries of RBOCs cannot combine in-region, long distance services across local access and transport areas ("LATAs") with the local services they offer until they have demonstrated that they have complied with certain regulatory requirements relating to local competition. See "-- Regulatory Overview." One federal district court has ruled that the Telecom Act's restrictions on RBOC long distance entry are unconstitutional. This decision has been stayed pending appeal. See " -- Federal legislation." The Company believes it will have an opportunity to gain market share in certain markets by combining local and long distance services in a single offering to its customers before that market's ILEC, if it is a subsidiary of a RBOC, is permitted to do so.

BUSINESS STRATEGY

     The Company has built an end user-focused, locally oriented organization dedicated to providing switched local and long distance telephone service at competitive prices to small and medium-sized businesses. The key components of the Company's strategy to become a leading provider of competitive telecommunications services and to maximize penetration of its targeted customer base are:

          Provide Integrated Telecommunications Services to Small and Medium-Sized Businesses. The Company primarily focuses its sales efforts for switched local and long distance services on small and medium-sized businesses and professional groups, those businesses having fewer than 50 business lines. The Company's market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance and customer service. The Company has chosen to focus on this segment based on its expectations that higher gross margins will generally be available on services provided to these customers as compared with larger business, and that ILECs may be less likely to apply significant resources towards retaining these customers. The Company expects to attract and retain these customers through a direct sales effort by offering: (i) bundled local and long distance services, as well as the Company's enhance communications services; (ii) up to a 10% to 15% discount to comparable pricing by the ILEC as well as promotional discounts, depending on the individual market; and (iii) responsive customer service and account management provided on a local level.

          Foster Decentralized Local Management and Control. The Company believes that its success is enhanced by building locally based management teams that are responsible for the Company's success in each of their operational markets. The Company has recruited experienced entrepreneurs and industry executives as presidents of each of the Company's operating subsidiaries, many of whom have previously built and led their own start-up telecommunications businesses. The local presidents and their teams are charged with achieving growth objectives in their respective markets and have decision making authority in key operating areas, including customer care, network growth and building connectivity, and managing the relationship and provisioning efforts with the ILEC. The Company has established an incentive based compensation policy for these management teams that is based upon the achievement of targeted growth and operational objectives. The Company believes that this local management focus will provide a critical competitive edge in customer acquisition and retention in each market.

          Further Develop Effective Direct Sales and Customer Care Organizations. NEXTLINK is building a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with its customers. The Company has expanded its sales force from 98 salespeople at year end 1996 to 223 salespeople at December 31, 1997. The Company expects to further increase its sales force to approximately 350 salespeople by year end 1998. Salespeople are given incentives through a commission structure that targets 40% of a salesperson's compensation to be based on performance. To ensure customer satisfaction, each customer will have a single point of contact for customer care who is responsible for solving problems and responding to customer inquiries. The Company has expanded its customer care organization from 36 customer care employees at year end 1996 to 162 customer care employees at December 31, 1997. The Company expects to further increase its customer care organization to approximately 275 customer care employees by year end 1998.

          Continuously Improve Provisioning Processes to Accelerate Revenue Growth. The Company believes that a significant ongoing challenge for CLECs will be to continuously improve provisioning systems, which include the complex process of transitioning ILEC customers to the Company's network. Accordingly, the Company will continue to identify and focus, as a key competitive strategy, on implementing best provisioning practices in each of its markets that will provide for rapid and seamless transitions of customers from the ILEC to the Company. To support the provisioning of its services, the Company has begun the long-term development and implementation of a comprehensive information technology platform geared toward delivering information and automated ordering and provisioning capability directly to the end user as well as to the Company's internal staff. The Company believes that these practices and its comprehensive information technology platform, as developed, will provide the Company with a long-term competitive advantage and allow it to more rapidly implement switched local services in its markets and to shorten the time between the receipt of a customer order and the generation of revenues. The Company's improving capacity to provision access lines to its networks is reflected in the number of access lines installed per business day. For those markets in which the Company has offered switched local services since 1996, the rate increased from 44 installations per business day in the first quarter of 1997 to 309 per business day in the fourth quarter of 1997.

          Develop High Capacity Fiber Optic Networks with Broad Market
     Coverage. NEXTLINK designs its networks with a long-term view focusing on three key elements. First, the Company designs and builds its networks to provide extensive coverage of those areas where the density of business lines is highest and to enable the Company to provide direct connections to a high percentage of nearby commercial buildings and ILEC central offices situated near the network. Over time, this broad coverage is expected to result in a higher proportion of traffic that is both originated and terminated on the Company's networks, which should provide higher long-term operating margins. In addition, the Company is participating in the FCC's Local Multipoint Distribution Service ("LMDS") auction which, depending on the bidding and deployment costs, may offer an economically efficient means to supplement the Company's fiber network build-out in some localities. Furthermore, a wireless local loop alternative may create competitive pressure on high unbundled loop costs in certain areas. Second, the Company constructs high capacity networks that utilize large fiber bundles capable of carrying high volumes of voice, data, video and Internet traffic as well as other high bandwidth services. This strategy should reduce potential "overbuild" costs and provide added network capacity as the Company adds high bandwidth services in the future. In Atlanta, Chicago, New York and Newark, New Jersey, the Company will utilize leased dark fiber and fiber capacity to launch facilities-based services and begin building a customer base in advance of completing construction of its own fiber optic network in these markets. Third, the Company employs a uniform technology platform based on Nortel DMS 500 switches, associated distribution technology and other common transmission technologies enabling the Company to (i) deploy features and functions quickly in all of its networks, (ii) expand switching capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements. The Company currently has 12 operational Nortel DMS 500 switches, including one installed switch at the Company's testing and network operations control center ("NEXTLAB"). For economic or strategic reasons, the Company may in the future elect to utilize other switch vendors and may also acquire and utilize non-Nortel switches in connection with acquisitions of other companies. The Company plans to install three additional Nortel DMS 500 switches by June 1998. The Company also utilizes unbundled loops from the ILEC to connect the Company's switch and network to end user buildings and is evaluating other alternatives for building connectivity, including wireless connections, for the "last mile" of transport.

          Continue Market Expansion. The Company's goal is to add markets and market clusters to increase its addressable business lines to approximately 15 million by the end of 1998 and 21 million by the end of 1999. The Company anticipates continued expansion into new geographic areas, including additional large markets, as opportunities arise either through building new networks, acquiring existing networks or other telecommunications companies, or acquiring or leasing dark fiber and fiber capacity. NEXTLINK also believes that its strategy of operating its networks in clusters (i) offers substantial advantages including economies of scale in management, marketing, sales and network operations, (ii) enables the Company to capture a greater percentage of regional traffic and to develop regional pricing plans, because the Company believes that a significant level of traffic terminates within 300 miles of its origination and (iii) provides opportunities in smaller markets that are too small to develop on a stand-alone basis.

          Offer Enhanced Communications Services. NEXTLINK offers customers value-added services such as the Company's IVR products that are not dependent on the Company's local facilities. The Company offers its enhanced communications services in all of its markets, as well as in areas of planned network expansion. The Company believes these services increase its visibility in attracting local exchange customers when it operates networks in these markets.

THE COMPANY'S TELECOMMUNICATIONS SERVICES

  LOCAL AND LONG DISTANCE SERVICES

     The Company commenced the offering of switched local and long distance services in seven markets on July 4, 1996, and in 18 additional markets in 1997. In February 1998, the Company launched switched local and long distance services in Chicago, Illinois and expects to commence the offering of switched local and long distance services in additional markets, including the south San Francisco Bay Area, New York City, Atlanta and Newark (NJ) areas, during the remainder of 1998. The Company focuses its product offering on basic telecommunications services, which it believes are the core of local exchange services. Pricing, which is determined and implemented by the Company's operating subsidiary in each local market, has been generally 10% to 15% lower than the pricing for comparable local services from the ILEC and the Company also makes promotional offering prices available from time to time. The Company's current product offering includes:

     - Standard dial tone, including touch tone dialing, 911, and operator assisted calling;

     - Multi-trunk services, including direct inward dialing (DID) and direct outward dialing (DOD);

     -  Long distance service, including 1+, 800/888 and operator services;

     - Voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities; and

     -  Directory listings and assistance.

     Currently, the Company offers CAP services in 26 markets, focusing on long distance carriers and the private line needs of high volume customers. In addition, data services that are currently offered by the Company include Ethernet, TOKEN rings, and Fiber Distributed Data Interface (FDDI).

     The Company's CAP services, which are used as both primary and back-up circuits, fall into three principal categories: (1) special access circuits that connect end users to long distance carriers, (2) special access circuits that connect long distance carriers' facilities to one another and (3) private line circuits that connect several facilities owned by the same end user.

  ENHANCED COMMUNICATIONS SERVICES

     NEXTLINK's IVR platform allows a consumer to dial into a computer-based system using a toll-free number and a touch tone phone and, by following a customized menu, to access a variety of information and to leave, simultaneously, a profile of the caller behind for use by either NEXTLINK or its clients. Currently, NEXTLINK provides four types of IVR services:

     - LeaveWord -- prompts the consumer to leave messages of any length or complexity, ranging from catalog requests and contest entries to specific product questions and surveys;

     - Dealer Locator -- helps a consumer to locate the nearest dealer of the client's products by instantly identifying the consumer's area and responding with the names, addresses and phone numbers of the client's locations within any desired mileage radius;

     - Automated Order Entry -- allows consumers to purchase products using the interactive phone service 24-hours a day, with real-time order and credit card confirmation as well as arranging for delivery of the new item to the consumer's desired address; and

     - Interactive Call Center -- provides the consumer with a menu of selections that include Dealer Locator, Automated Order Entry and other functions, including receiving a catalog, registering the warranty of a product, contest entry and an option for callers to be forwarded to a live operator.

     The Company anticipates that it will continue to explore other enhanced communications services opportunities and may acquire, invest in or establish marketing relationships with additional service providers in the future that support its overall business and marketing strategies.

SALES AND CUSTOMER CARE

  OVERVIEW

     The Company utilizes a two-pronged sales strategy in each of its markets, one directed to the sale of local and long distance services and the other to enhanced communications services. The primary sales efforts in the Company's markets are for switched local and long distance services focusing on small and medium-sized businesses and professional groups with fewer than 50 business lines. The Company's market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance and customer service. The Company utilizes a direct sales effort offering combined local and long distance services with prices that are generally at a 10% to 15% discount from the ILEC. Providing a combination of local and long distance services provides the Company's customers a level of convenience that has been generally unavailable since the break-up of AT&T. The Company is also marketing its enhanced communications services through a separate direct sales force in each market, which is expected to increase the number of customers for all of NEXTLINK's telecommunications services in that market at a faster rate. In addition, the Company is continuing its sales efforts for traditional CAP services to long distance carriers and large commercial users.

  SALES FORCE

     The Company is building a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with its customers. The Company seeks to recruit salespeople with strong sales backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the ILECs. The Company has expanded its sales force from 98 salespeople at year end 1996 to 223 salespeople at December 31, 1997. The Company expects to further increase its sales force to approximately 350 salespeople by year end 1998. Salespeople are given incentives through a commission structure that targets 40% of a salesperson's compensation to be based on performance. With respect to traditional CAP services, the Company currently utilizes a national sales force to establish and expand long distance company access service sales. Sales efforts for long distance carriers are centralized in order to provide a single point of contact for these customers.

     The Company anticipates that its enhanced communications service offerings will continue to be sold across the country by its existing national sales force for these services. The Company has also augmented these efforts with a separate, targeted, locally based sales force in each of its markets. The Company believes that this approach to each market will provide revenues that are incremental to its local exchange operations.

  CUSTOMER CARE

     The Company is augmenting its direct sales approach with superior customer care and support through locally based customer care representatives. The Company is structuring its customer care organization in such a manner that each customer will have a single point of contact for customer care who is responsible for solving problems and responding to customer inquiries. The Company has expanded its customer care organization from 36 customer care employees at year end 1996 to 162 customer care employees at December 31, 1997. The Company seeks to provide a customer care group that has the ability and resources to respond to and resolve customer problems as they arise. The Company believes that customer care representatives will be the most effective if they are based in the community in which the Company is offering services, which placement will allow, among other things, the opportunity for the representatives to visit the customer's location.

NETWORK DEVELOPMENT

  GENERAL

     In developing its networks, the Company has generally executed a strategy of (i) acquiring fully or partially constructed fiber optic networks and (ii) designing and constructing high capacity fiber optic networks with broad coverage. The Company has recently entered into leased dark fiber and fiber capacity arrangements which allow the Company, by installing one or more switches and related electronics, to enter a market prior to completing construction of a fiber optic network. The Company regularly evaluates markets as locations for expansion of the Company's current networks and the development of additional networks. The decision to build, acquire or utilize capacity of an existing network is not based on any single factor, but on a combination of a number of factors including:

     - demographic, economic, telecommunications demand and business line characteristics of the market and the surrounding markets;

     -  level of capital expenditures relative to the number of business lines;

     -  availability of rights-of-way;

     -  actual and potential competitors; and

     -  potential for the Company to cluster additional networks in the region.

     If a particular market targeted for development is deemed to present an attractive market opportunity, the Company determines whether acquisition opportunities are available. In some cases a large network can be acquired, and in other cases a small existing network can serve as a starting point for market entry. If the Company decides to build a new network, or substantially expand a small acquired system, the Company designs a proposed new or expanded network that can connect a large number of businesses, long distance carriers points of presence and the ILEC's principal central offices in the area to be served, utilizing existing rights-of-way and/or rights-of-way that the Company will develop. Concurrently, the Company's market development personnel visit the location of the proposed network to begin discussions with city officials, providers of rights-of-way, potential end users and long distance companies.

     Based on the data developed during these preliminary studies and visits, the Company develops detailed financial estimates of the costs of constructing a network, including the cost of fiber optic cable, transmission and other electronic equipment, as well as costs related to switching, engineering, building entrance requirements and right-of-way acquisitions. If the financial estimates are satisfactory to the Company, the Company's market development personnel prepare a detailed business and financial plan for the proposed network, including competitive, regulatory and right-of-way analyses. Based upon its review of these analyses, the Company determines whether to proceed. The Company anticipates continuing the expansion of its networks into new markets utilizing the market development analysis described above. The Company will seek to continue to expand its operations in states where it has established one or more networks, by continuing to construct or acquire networks in adjacent areas to leverage its existing networks, switches and telecommunications equipment, thereby establishing a cost effective and operationally efficient cluster of networks in various geographic regions.

  THE COMPANY'S NETWORKS

     The following table provides information on the markets in which the Company has launched switched local and long distance services.

                                                         LAUNCH DATE FOR
        STATE                 MARKET                 SWITCHED LOCAL SERVICES
---------------------  ---------------------    ----------------------------------
Tennessee............  Memphis                       July 1996
                       Nashville                     July 1996
Pennsylvania.........  Allentown                     July 1996
                       Harrisburg                    July 1996
                       Lancaster                     July 1996
                       Reading                       July 1996
                       Philadelphia                  July 1997
                       Scranton/Wilkes Barre     December 1997
Washington...........  Spokane                       July 1996
Utah.................  Salt Lake City             January 1997
                       Orem/Provo               September 1997
Nevada...............  Las Vegas                    April 1997
Ohio.................  Cleveland                    April 1997
                       Columbus                     April 1997
California...........  Anaheim                       July 1997
                       Costa Mesa                    July 1997
                       Fullerton                     July 1997
                       Garden Grove                  July 1997
                       Huntington Beach              July 1997
                       Inglewood                     July 1997
                       Irvine                        July 1997
                       Long Beach                    July 1997
                       Los Angeles                   July 1997
                       Orange                        July 1997
                       Santa Ana                     July 1997
Illinois.............  Chicago                   February 1998

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

     The Company believes that the future telecommunications market will be an interconnected network of networks. The Company believes that calls will flow between local networks, with customers selecting their service provider based on high quality and differentiated products, responsive customer service and price. In some circumstances, depending in part upon regulatory conditions, the Company will utilize its own network for one portion of a call and resell the services of another carrier for the remaining portion of a call. In other instances, both the origination and termination of calls will take place on the Company's networks. The Company's networks are designed to maximize connectivity directly with significant numbers of business end users, and to easily interconnect and provide a least-cost routing flow of traffic between the Company's network and other networks in the marketplace.

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

     The Company seeks to further utilize this network design to increase the number of buildings and customers directly connected to its networks. The Company believes that as compared to the extensive use of unbundled loops and pursuing a pure resale business strategy, having a direct connection to its customers will provide the Company with the highest long-term operating margins, allow the Company to provide greater feature and quality control as well as offer customer service that is both prompt and effective, because the network to be serviced is controlled by the Company and not another service provider.

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

  CONSTRUCTION

     The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, whether the construction is underground or aerial, whether the conduit is in place or requires construction, the initial number of buildings targeted for connection to the network backbone and the general configuration for its deployment. After installing the network backbone, the Company evaluates extensions to additional buildings and expansions to other areas of a market, based on detailed assessments of market potential.

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

     Office buildings are connected primarily by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the Company's central node. Alternatively, the Company may access an end user's location through interconnection with the ILEC's central office. The Company is also evaluating other alternatives for building connectivity, including wireless connections, for the "last mile" of transport. Signals are generally sent through a network backbone to the central node simultaneously on both primary and alternate protection paths. Most buildings served have a discrete Company presence (referred to as a "remote hub") located in the building. Within each building, Company-owned internal wiring connects the remote hub to the customer premise. Customer equipment is connected to Company-provided electronic equipment generally located in the remote hub, where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's central node where originating traffic is reconfigured for routing to its ultimate destination. After completion of network construction, the Company employs maintenance and line crews that are responsible for responding to outages and routine maintenance of the network.

     In January 1998, the Company and Nextel Communications, Inc. ("Nextel") formed NEXTBAND Communications, L.L.C. ("NEXTBAND"), a joint venture which is owned 50% by the Company and 50% by Nextel. On January 20, 1998, NEXTBAND filed an application with the FCC for which it paid a $50.0 million refundable deposit to participate in the LMDS auction which began on February 18, 1998. Of the deposit amount, $25.0 million was contributed by the Company. LMDS is a fixed broadband point-to-multipoint service which the FCC and industry analysts anticipate will be used for the deployment of wireless local loop, high-speed data transfer and video broadcasting services. Two licenses will be offered in each of 493 BTAs when the auction commences. Although the number of licenses that may be awarded to NEXTBAND is limited by the amount of the deposit, NEXTBAND has applied for and is eligible to bid on any of the markets being auctioned for the block A license (1,150 MHz of spectrum) and the block B license (150 MHz of spectrum).

     The Company is exploring LMDS for two reasons. Depending upon the bidding and deployment costs, LMDS may offer an economically efficient means to supplement the Company's fiber network build-out in some localities. In addition, a wireless local loop alternative may create competitive pressure on high unbundled loop costs in certain areas. There can be no assurance that NEXTBAND's participation in the auction will result in the purchase of any LMDS licenses or that LMDS spectrum for wireless connectivity will provide a cost-effective and efficiently engineered means to connect to end user locations.

     In June 1997, the Company entered into an eight year exclusive agreement, which contains a five year renewal option, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York and Newark (NJ). In addition to this capacity arrangement, the Company also entered into a 20-year lease of capacity over an existing 47-mile fiber network which extends from the Wall Street area north to midtown Manhattan. In February 1998, the Company entered into an agreement for exclusive rights to multiple fibers and innerducts for 20 years, with two 10 year renewals. The route covered by the agreement extends over 650 route miles from Manhattan to White Plains (NY), to Stamford (CT), to Newark (NJ) and south from Manhattan through Philadelphia, Wilmington (DE), Baltimore, and to Washington (DC). The route will offer frequent splice points within metropolitan areas and splice points at least every 10,000 feet on routes between metropolitan areas, as well as provide access to ILEC central and tandem switching offices.

  UNIFORM TECHNOLOGY PLATFORM

     The Company is implementing a consistent technology platform based on the Nortel DMS 500 switch throughout its networks. Unlike a traditional long distance or local switch, the Nortel DMS 500 switch will enable the Company to provide local and long distance services from a single platform. The Company believes that having a standardized switch platform will enable it to (i) deploy features and functions quickly in all of its networks, (ii) expand switch capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements. In addition, the scalability and capacity of these switches will allow the Company to switch calls from more than one market, which enhances the Company's ability to use a clustered approach to the building of its networks. For economic or strategic reasons, the Company may in the future elect to utilize other switch vendors and may also acquire and utilize non-Nortel switches in connection with acquisitions of other companies.

     The Company also is establishing a uniform transmission technology utilizing SONET design and standardized digital access and cross connect systems ("DACCS") and other ancillary transmission equipment. DACCS provide the ability to aggregate and disaggregate capacity along the fiber optic network. Using DACCS, the capacity of 24 DS-0s can be aggregated to form a DS-1 and, again through the DACCS, 28 DS-1s can be aggregated to form a DS-3.

     The Company's NEXTLAB facility contains a fully functional Nortel DMS 500 switch in a configuration that simulates the working environment of the Company's operational switches as well as distribution and ancillary equipment. Located in Plano, Texas, NEXTLAB operates separate and apart from the Company's operational switches as a testing facility and will serve as the Company's network operations control center

(NOCC). NEXTLAB provides the Company with a means to test switch software and service configurations prior to their release on the Company's networks. The Company believes that this process should: (i) minimize network outages, (ii) save network operating and training costs and (iii) improve levels of customer service.

IMPLEMENTATION OF LOCAL TELECOMMUNICATIONS

     A company preparing to offer local exchange services not only requires an installed switch, but also must have numerous network and routing arrangements in place. NEXTLINK has established all of these arrangements for Pennsylvania, Tennessee, Washington, Utah, Ohio, Nevada, California and Illinois. These key elements include:

     Interconnection. The Company has executed interconnection agreements for all of its current operating networks: in Nashville and Memphis, Tennessee, with BellSouth Telecommunications, Inc.; in Harrisburg, Reading, Lancaster and Allentown, Pennsylvania, with Bell Atlantic-Pennsylvania, Inc.; in New York, New York with Bell Atlantic-New York, Inc.; in Chicago, Illinois, and in Cleveland and Columbus, Ohio, with a division of Ameritech; in Spokane, Washington, and Salt Lake City and Provo/Orem, Utah with U S WEST Communications, Inc.; in Los Angeles, California and the surrounding markets, with Pacific Bell and GTE Corporation; and in Las Vegas, Nevada, with a division of Sprint. The Company is currently negotiating with BellSouth for an interconnection agreement to cover Atlanta by the end of the third quarter of 1998. In addition, the Company believes that interconnection arrangements between the ILECs and other CLECs or the Company will be in place in other markets that the Company may enter. The Company likely will initially "piggy-back" on these other arrangements while pursuing more favorable long-term arrangements.

     The Company's approach to interconnection has been a two-step process. To accelerate its launch of switched local services, the Company has entered into initial interconnection arrangements that allow for the immediate exchange of local traffic with the ILEC. These arrangements allow the Company to commence service immediately and then work to optimize its arrangements with the ILEC. The Company's ILEC agreements are now being re-negotiated under Sections 251 and 252 of the Telecom Act. The actual operating experience gained through the Company's initial interconnection agreements gives the Company critical knowledge for negotiating longer term arrangements. In some cases, where agreement on a long-term arrangement cannot be reached, the Company may pursue binding arbitration before the state utility commissions as provided under the Telecom Act. The Company currently has arbitration proceedings pending in Pennsylvania and Tennessee with Bell Atlantic and BellSouth, respectively. Negotiations are continuing with both parties during the pendency of the arbitration proceedings. There can be no assurance, however, that the Company will be able to negotiate longer term relationships on terms and conditions satisfactory to the Company.

     Telephone Numbers. The Company has been offered interim number portability arrangements by the ILEC in each of its markets, and the Company also is engaged in industry negotiations to establish permanent number portability. Number portability arrangements will allow ILEC customers to retain their telephone numbers when changing local exchange service carriers. In addition, the Company has been allocated multiple blocks of 10,000 telephone numbers for each of its Tennessee, Washington, Pennsylvania, Ohio, Utah, Nevada, California and Illinois networks, and has applied for such numbers in New York, for use in assigning new numbers to its customers. These numbers, known as NXX numbers, are the first three digits of a customer's seven digit local phone number. In each of these cases, the NXX is fully loaded into the Local Exchange Routing Guide or LERG, which instructs ILECs and other carriers to send a call using a NEXTLINK NXX to the appropriate NEXTLINK switch, for delivery to the NEXTLINK customer.

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

REGULATORY OVERVIEW

  OVERVIEW

     The Company's services are subject to varying degrees of federal, state and local regulation. The FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications. Local governments sometimes impose franchise or licensing requirements on local exchange and other carriers and regulate street opening and construction activities.

     The Telecom Act imposes on ILECs certain interconnection obligations that, taken together, grant competitive entrants such as the Company what is commonly referred to as "co-carrier status." In addition, the Telecom Act generally preempts state or local legal requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications services. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral requirements designed to promote universal service, protect public safety and welfare, maintain quality of service and safeguard the rights of consumers. The Telecom Act also preserves the ability of state and local authorities to manage and require compensation for the use of public rights-of-way by telecommunications providers including competitors of the ILECs in the local market.

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

            ISSUE                         DEFINITION                  ANTICIPATED EFFECT
------------------------------  ------------------------------  ------------------------------
Interconnection                 Efficient network               Allows a CLEC to service and
                                interconnection to transfer     terminate calls to and from
                                calls back and forth between    customers connected to other
                                ILECs and competitive networks  networks
                                (including 911, 0+, directory
                                assistance, etc.)
Local Loop Unbundling           Allows competitors to           Reduces the capital costs of a
                                selectively gain access to      CLEC to serve customers not
                                ILEC wires which connect ILEC   directly connected to its
                                central offices with customer   networks
                                premises
Reciprocal Compensation         Mandates reciprocal             Improves the CLEC's margins
                                compensation for local traffic  for local service
                                exchange between ILECs and
                                competitors
Number Portability              Allows customers to change      Allows customers to switch to
                                local carriers without          a CLEC's local service without
                                changing numbers; true          changing phone numbers
                                portability allows incoming
                                calls to be routed directly to
                                a competitor. Interim
                                portability allows incoming
                                calls to be routed through the
                                ILEC to a competitor at the
                                economic equivalent of true
                                portability
Access to Phone Numbers         Mandates assignment of new      Allows CLECs to provide
                                telephone numbers to            telephone numbers to new
                                competitive telecommunications  customers on the same basis as
                                provider's customers            the ILEC

     While the interconnection rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented to be effective. Significant implementation issues remain to be resolved, including modifications to, and expansions of, the ILEC network interface facilities, before the barriers to entry into the local telephone business are sufficiently lowered to permit widespread competitive entry. See "Federal Legislation" below for a more complete explanation of the potential effect of the Telecom Act on the Company's business.

  FEDERAL LEGISLATION

     The Telecom Act, enacted on February 8, 1996, substantially revised the Communications Act of 1934. The Telecom Act establishes a regulatory framework for the introduction of local competition throughout the United States. Among other things, the Telecom Act preempts any state or local government from prohibiting any entity from providing telecommunications service. This provision eliminated prohibitions on entry found in almost half of the states in the country at the time the Telecom Act was passed. In addition, the Telecom Act now requires that ILECs provide CLECs with physical collocation on rates, terms and conditions that are just and reasonable, unless the ILEC can demonstrate to state regulators that physical collocation is not practical. The Company believes that either physical or virtual collocation of its facilities in a timely fashion for appropriate rates and terms will accommodate its purposes.

     The Telecom Act also establishes a dual federal-state regulatory scheme for eliminating other barriers to competition faced by competitors to the ILECs and other new entrants into the local telephone market. Specifically, the Telecom Act imposes on ILECs certain interconnection obligations, some of which are to be implemented by FCC regulations. The Telecom Act contemplates that states will apply the federal regulations and oversee the implementation of all of the aspects of interconnection not subject to FCC jurisdiction as they oversee interconnection negotiations between ILECs and their new competitors.

     In addition, the Telecom Act provides that ILECs that are subsidiaries of RBOCs cannot combine in-region, long distance services across LATAs with the local services they offer until they have demonstrated that (i) they have entered into an approved interconnection agreement with a facilities-based CLEC or that no such CLEC has requested interconnection as of a statutorily determined deadline, (ii) they have satisfied a 14-element checklist designed to ensure that the ILEC is offering access and interconnection to all local exchange carriers on competitive terms and (iii) the FCC has determined that in-region, interLATA approval is consistent with the public interest, convenience and necessity.

     On July 2, 1997, SBC and its local exchange carrier subsidiaries filed a lawsuit in the United States District Court for the Northern District of Texas challenging on Constitutional grounds the Telecom Act restrictions applicable to the RBOCs only. On December 31, 1997, the District Court ruled in favor of SBC and held that Sections 271 through 275 of the Telecom Act, including the long distance entry provisions, are unconstitutional. On February 11, 1998, however, the District Court issued a stay of its December 31, 1997 decision pending appeal to the United States Circuit Court of Appeals for the Fifth Circuit. The appeal is currently pending.

  FEDERAL REGULATION

     The FCC has significant responsibility in the manner in which the Telecom Act will be implemented especially in the areas of universal service, access charges, numbering, number portability and price caps. The details of the rules adopted by the FCC will have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated. The FCC may also grant ILECs increased pricing flexibility to enable them to respond to competition for special access and private line services. To the extent such pricing flexibility is granted, the Company's ability to compete for certain services may be adversely affected.

     On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and state PUCs regarding several provisions of the Telecom Act. The rules include, among other things, FCC guidance on (i) discounts for end-to-end resale of ILEC local exchange services (which the FCC has suggested should be in the range of 17%-25%), (ii) availability of unbundled local loops and other unbundled ILEC network elements, (iii) the use of Total Element Long Run Incremental Costs ("TELRIC") in the pricing of these unbundled network elements, (iv) average default proxy prices for unbundled local loops in each state, (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls and (vi) the ability of CLECs and other interconnectors to opt into portions of interconnection agreements negotiated by the ILECs with other parties on a most favored nation (or a "pick and choose") basis. See below for a discussion of the Eighth Circuit Court of Appeals decision invalidating certain aspects of this order.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommu-nications subsidy regime. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low income consumers. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the schools, libraries and rural health care funds will be based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds will be based on its share of the total interstate telecommunications service and certain defined telecommunications end user revenues. The Company intends to make all subsidy payments required by law. In the May 8 order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas. Several parties have appealed the May 8 order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where they are currently pending. In addition, on July 3, 1997, several ILECs filed a petition for stay of the May 8 order with the FCC. That petition is also pending.

     In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. On May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly, no-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the May 16 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules to be established sometime this year that grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels will have a material effect on the Company's ability to compete in providing interstate access services. Several parties have appealed the May 16 order. Those appeals have been consolidated and transferred to the United States Court of Appeals for the Eighth Circuit where they are currently pending.

     As part of its overall plan to lower interstate access rates, the FCC also released an order on May 21, 1997, in which the FCC revised its price cap rules. In the order, the FCC increased the so-called X-Factor (the percentage by which price cap LECs must lower their interstate access charges every year, net of inflation and exogenous cost increases) and made it uniform for all price cap LECs. The results of these rule changes will be both a one-time overall reduction in price cap ILEC interstate access charges and an increase in the rate at which those charges will be reduced in the future. Several parties have appealed the May 21 order. Those appeals were consolidated and transferred to the United States Court of Appeals for the Tenth Circuit. They have been subsequently transferred to the United States Court of Appeals for the District of Columbia where they are currently pending.

     On January 2, 1997, Ameritech of Michigan became the first RBOC to apply for authority to provide in-region interLATA service pursuant to Section 271 of the Telecom Act. The application was withdrawn and refiled on May 21, 1997. That application was denied on August 19, 1997. In denying the application, the FCC established specific and substantial criteria that must be met before future
Section 271 applications will be granted.

     On April 11, 1997, SBC Communications, Inc. ("SBC") applied to the FCC for authority to provide in-region interLATA service in the state of Oklahoma. On June 26, 1997, the FCC released an order rejecting SBC's application on the grounds that SBC had not demonstrated either that SBC had entered into an approved interconnection agreement with a facilities-based CLEC or that no CLEC had requested interconnection as of the statutory deadline. On July 3, 1997, SBC filed an appeal of the June 26 order with the United States Court of Appeals for the District of Columbia. On March 20, 1998, the Court of Appeals upheld the FCC's order.

     In September and November 1997, BellSouth Corporation ("BellSouth") filed applications for authorization to provide in-region interLATA service in the states of South Carolina and Louisiana. On December 24, 1997 and February 4, 1998, respectively, the FCC released orders rejecting BellSouth's applications which conclude that BellSouth had not yet demonstrated that it generally offered each of the items of the competitive checklist set forth in the Telecom Act. On January 13, 1998, BellSouth filed an appeal for the December 24, 1997 ruling with the United States District Court of Appeals for the District of Columbia. That appeal is currently pending.

     The Company anticipates that RBOCs will continue to apply for authority to provide in-region interLATA services in markets where the Company operates or plans to operate. The Company also expects that the FCC will initiate a number of additional proceedings, on its own initiative and as a result of requests from CLECs and others, as a result of the Telecom Act. While the Eighth Circuit's recent decision in the appeal of the August 8, 1996 order limits the FCC's jurisdiction over the local competition provisions of the Telecom Act, such proceedings may nonetheless further define and construe the Telecom Act's terms.

  COURT OF APPEALS DECISION

     Various parties, including ILECs and state PUCs, filed appeals of the FCC's August 8, 1996 order in various U. S. Courts of Appeal, and several parties petitioned the FCC and the courts to stay the effectiveness of the FCC's rules included in the FCC's order, pending a ruling on the appeals. Many of the appeals were consolidated and transferred to the United States Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit overturned the pricing rules established in the August 8, 1996 order, except those applicable to commercial mobile radio service providers. The Eighth Circuit held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The Eighth Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the Telecom Act's local competition provisions. In addition, the Eighth Circuit decision substantially limits the FCC's authority to enforce the local competition provisions of the Telecom Act.

     On October 14, 1997, the Eighth Circuit vacated the FCC's rule prohibiting ILECs from separating unbundled network elements that are already combined, except at the request of CLECs. In addition, under the decision, ILECs are not required to recombine unbundled network elements, but must make such elements available for CLECs to recombine on their own.

     On January 22, 1998, the Eighth Circuit issued a writ of mandamus ordering the FCC to follow the court's July 1997 decision in addressing certain pricing issues in the context of RBOC Section 271 in-region interLATA entry applications.

     On January 26, 1998, the United States Supreme Court agreed to hear challenges to the Eighth Circuit's July 18, 1997 and October 14, 1997 decisions. The Court has agreed to review all issues raised by the government, the RBOCs, and competitors. These include whether the FCC has authority (i) to set prices that ILECs charge CLECs for access to local networks, (ii) to require ILECs to allow CLECs to use provisions of existing interconnection agreements in their own agreements and (iii) to force ILECs to offer existing combinations of unbundled network elements needed to provide local service. Because the Court will hear the consolidated cases in its next term which begins in October, a decision is not expected until next year.

     In the short term the Company believes that the Eighth Circuit decisions will not have a material adverse effect on it, because the Company already has interconnection agreements in place, or expects to have such agreements in place, under the provisions of the FCC's order and the Telecom Act which were not invalidated by the Court. The decision does not delay the implementation of the Telecom Act by the parties and by the state PUCs, but rather eliminates the guidance on pricing and most favored nation procedures as well as other issues that the FCC sought to provide to parties and the state PUCs.

     In the long term, the Eighth Circuit's decisions make it more likely that the rules governing local competition will vary from state to state. Most states have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. If a patchwork of state regulations were to develop, it could increase the Company's costs of regulatory compliance and could make competitive entry in some markets more difficult and expensive than in others.

  STATE REGULATION

     The Company expects that as it offers local exchange and other intrastate services in an increasing number of states, it will be subject to direct state public utility commission ("PUC") regulation in most, if not all, such states. In states where the Company desires to offier its services, the Company may be required to obtain authorization from the appropriate state commission, including certification as a CLEC. In all states where the Company is operational and certification as a CLEC is currently required, the Company's operating subsidiaries are certificated. In those markets where the Company anticipates launching services in 1998, it has received or applied for such certification.

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

     As noted above, as a result of the July 18, 1997 Eighth Circuit decision, PUCs have an even more significant responsibility in implementing the Telecom Act. Specifically, the states have authority to establish interconnection pricing, including unbundled loop charges, reciprocal compensation and wholesale pricing. The states are also charged under the Telecom Act with overseeing the arbitration process for resolving interconnection negotiation disputes between CLECs and the ILECs. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral requirements designed to promote universal service, protect public safety and welfare, maintain quality of service and safeguard the rights of consumers.

  LOCAL GOVERNMENT AUTHORIZATION

     In certain locations, the Company is required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate its fiber-optic networks. In some of the areas where the Company provides network services, the Company's subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There is no assurance that certain cities that do not currently impose fees will not seek to impose such fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way.

     If any of the Company's existing franchise or license agreements were terminated prior to its expiration date and the Company were forced to remove its fiber from the streets or abandon its network in place, such termination would have a material adverse effect on the Company's subsidiary in that area and could have a material adverse effect on the Company. The Company believes that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. However, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that the Company would prevail in any judicial or regulatory proceeding to resolve such a dispute.

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

  OTHER COMPETITORS

     The Company also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which the Company offers its services. In addition to the ILECs and CAPs, potential competitors capable of offering switched local and long distance services include long distance carriers such as AT&T, MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), cable television companies such as TeleCommunications, Inc. and Time Warner, Inc., electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users.

     The Company believes that the Telecom Act, as well as a recent series of completed and proposed transactions between ILECs and long distance companies and cable companies, increases the likelihood that barriers to local exchange competition will be removed. The Telecom Act states that entry barriers must be lowered in the areas served by ILECs that are subsidiaries of RBOCs before such ILECs are permitted to provide in-region, interLATA services. When ILECs that are RBOC subsidiaries are permitted to provide such services, they will be in a position to offer single source service. ILECs that are not RBOC subsidiaries may offer single source service presently.

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

     A continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. In addition, many of the Company's existing and potential competitors have financial, personnel and other resources, including name recognition, significantly greater than those of the Company.

     The Company also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by four major competitors, AT&T, MCI, Sprint and WorldCom, hundreds of other companies also compete in the long distance marketplace.

     With respect to the Company's enhanced communications service offerings, each is subject to competition. For example, there are several competitors that offer IVR services, such as Call Interactive, which the Company believes focuses its sales efforts on large volume IVR service users. Another competitor, Telemedia, which is owned by Sprint, also offers significant call volume capacity. With respect to Magic Number, the Company's virtual communications center, there are numerous competitors with product offerings that include some or all of the services offered by Magic Number.

PURCHASING AND DISTRIBUTION

     With respect to the Company's fiber optic networks, which constitute the Company's most significant capital investments, the Company has entered into general purchase agreements with key equipment suppliers for fiber and fiber optic transmission equipment, with Nortel for telecommunications switches, and with other suppliers for various other components of each system. These agreements provide the basic framework under which purchase orders for these system components will be made. The specific purchases made for each network depend upon the configuration and other factors related to the network, such as the prospective customer base and location and the services to be offered over the network. Once these decisions are made, purchase orders for the appropriate fiber and selected equipment types are placed under the general purchase agreements. In connection with the Company's provision of long distance services, it purchases capacity at wholesale rates from long distance carriers.

EMPLOYEES

     As of December 31, 1997, the Company employed 1,327 people, including full-time and part-time employees. The Company considers its employee relations to be good. None of the employees of the Company is covered by a collective bargaining agreement.

TRADEMARKS AND TRADE NAMES

     The Company uses the name "NEXTLINK" as its primary business name. In July 1995, the Company filed for federal trademark protection of this name and received its notice of allowance from the U.S. Patent and Trademark Office (the "PTO") on July 1, 1997. In addition, the Company has received a notice of allowance from the PTO of its distinctive floating "X" and related marks as protected trademarks under federal law. The Company from time to time receives requests to consider licensing certain patents held by third parties that may have bearing on its IVR and virtual communications center services. The Company considers such requests on their merits, but has not to date entered into any such license agreements.

GLOSSARY

     Addressable business lines -- In accordance with industry practice, the Company includes in its calculation of actual and targeted addressable business lines all business lines currently in active use through any service provider in each market area in which the Company has or plans to build a network.

     CAP (competitive access provider) -- A company that provides its customers with an alternative to the ILEC for local private line and special access telecommunications services.

     Central offices -- The switching centers or central switching facilities of the LECs.

     CLEC (competitive local exchange carrier) -- A company providing local telephone services in competi-tion with the ILEC.

     Co-carrier status -- A regulatory scheme under which the ILEC is required to integrate new, competing providers of local exchange service, such as the Company, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among ILECs in most jurisdictions.

     Collocation -- The ability of a CLEC such as the Company to connect its network to the ILECs' central offices. Physical collocation occurs when a CLEC places its network connection equipment inside the ILEC's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the ILEC permits a CLEC to connect its network to the ILEC's central offices on comparable terms, even though the CLEC's network connection equipment is not physically located inside the central offices.

     Dark fiber -- Unused fiber through which no light is transmitted. Dark fiber is provided with the customer expected to supply the required electronics and signals.

     Dedicated -- Telecommunications lines dedicated or reserved for use by particular customers and charged on a flat, usually monthly, basis.

     DS-0, DS-1, DS-3 -- The standard circuit capacity classifications. Each of these transmission services can be provided using the same type of fiber optic cable, but offer different bandwidth (that is, capacity), depending upon the individual needs of the end user. A DS-0 is a dedicated circuit that is considered to meet the requirements of usual business communications, with transmission capacity of up to 64 kilobits of bandwidth per second (that is, a voice grade equivalent circuit). This service offers a basic low capacity dedicated digital line for connecting telephones, fax machines, personal computers and other telecommunications equipment. A DS-1 is a high speed digital circuit typically linking high volume customer locations to long distance carriers or other customer locations. Typically utilized for voice transmissions as well as the interconnection of LANs, DS-1 service accommodates transmission speeds of up to 1.544 megabits per second, which is the equivalent of 24 voice grade equivalent circuits. DS-3 service provides a very high capacity digital circuit with transmission capacity of 45 megabits per second, which is equivalent to 28 DS-1 circuits or 672 voice grade equivalent circuits. This is a digital service used by long distance carriers for central office connections and by some large commercial users to link multiple sites.

     FCC -- The United States Federal Communications Commission.

     FDDI (fiber distributed data interface) -- Based on fiber optics, FDDI is a 100 megabit per second local area network technology used to connect computers, printers, and workstations at very high speeds. FDDI is also used as backbone technology to interconnect other LANs.

     Fiber mile -- The number of route miles installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers along that path. See the definition of "route mile" below.

     ILEC (incumbent local exchange carrier) -- A company that was providing local exchange service prior to the entry of the CLECs.

     Local Exchange -- A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

     Line -- An electrical path between an ILEC central office and a subscriber.

     Long distance carriers (interexchange carriers) -- Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

     Number Portability -- The ability of an end user to change local exchange carriers while retaining the same telephone number.

     POPs (points of presence) -- Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

     PUC (public utility commission) -- A state regulatory body, established in most states, which regulates utilities, including telephone companies, providing intrastate services.

     Private line -- A dedicated telecommunications connection between end user locations.

     Reciprocal compensation -- The compensation paid to and from a new competitive local exchange carrier and the ILEC for termination of a local call on each other's networks.

     Route mile -- The number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.

     Special access services -- The lease of private, dedicated telecommunications lines or "circuits" along the network of an ILEC or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.

     Switch -- A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     Switched services -- Transmission of switched calls through the local switched network.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company owns or leases, in its operating territories, telephone property which includes: fiber optic backbone and distribution network facilities; point-to-point distribution capacity; central office switching equipment; connecting lines between customers' premises and the central offices; and customer premise equipment.

     The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to consent or lease, permit, easement, or other agreements. The central office switching equipment includes electronic switches and peripheral equipment.

     The Company and its subsidiaries lease facilities for their administrative and sales offices, network nodes and warehouse space. The various leases expire in years ranging from 1998 to 2028. Most have renewal options. Additional office space and equipment rooms will be leased as the Company's operations and networks are expanded and as new networks are constructed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Class A Common Stock began trading on the Nasdaq National Market on September 26, 1997, under the symbol "NXLK". Prior to that date, the Company's Class A Common Stock was not publicly traded. The following table shows, for the periods indicated, the high and low bid prices for the

Company's Class A Common Stock as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.

                                                              HIGH      LOW
                                                             ------    ------
1997:
  Third Quarter (since September 26, 1997).................  $25.50    $23.13
  Fourth Quarter...........................................  $27.75    $19.50

     There is no public trading market for the Company's Class B Common Stock or NEXTLINK Capital's common equity.

     As of March 6, 1998, the approximate number of shareholders of record of the Company's Class A and Class B Common Stock was 218 and 15, respectively. The Company is the sole holder of record of NEXTLINK Capital's Common Stock.

USE OF PROCEEDS

     The Company filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A Common Stock , $0.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A Common Stock sold, 12,000,000 shares were sold by the Company and 3,200,000 shares were sold by a selling shareholder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Smith Barney, exercised an option to purchase 2,280,000 additional shares of Class A Common Stock at the same price per share. Net proceeds to the Company from the IPO totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. The Company intends to use substantially all of the net proceeds from the IPO for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the net proceeds from the IPO had been used by the Company as of December 31, 1997.

     The Company filed a registration statement on Form S-1 (File No. 333-32003) which became effective on September 26, 1997, whereby the Company sold $400 million aggregate principal amount of 9 5/8% Senior Notes due 2007 ("9 5/8% Senior Notes"). The offering was led by Salomon Smith Barney. Net proceeds from the sale of the 9 5/8% Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. The use of proceeds from the debt offering are substantially the same as the Company's IPO. None of the net proceeds from the sale of 9 5/8% Senior Notes had been used by the Company as of December 31, 1997.

DIVIDENDS

     Neither the Company nor NEXTLINK Capital have declared a cash dividend on any of their respective equity securities. Covenants in the indentures pursuant to which the Company's and NEXTLINK Capital's Senior Notes have been issued restrict the ability of the Company to pay cash dividends on its capital stock.

SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in 1994, the Company has executed a strategy of developing fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has pursued this strategy by constructing, acquiring, leasing fibers or capacity on, and entering into agreements to acquire telecommunications networks.

     The Company's primary focus is providing switched local and long distance and enhanced communications services to small and medium-sized commercial end user customers. The Company plans to acquire, build or develop networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

     The table provides selected key operational data:

                                                            AS OF DECEMBER 31,
                                                              1997       1996
                                                            --------    -------
OPERATING DATA (1):
Route miles(2)............................................    1,897      1,080
Fiber miles(3)............................................  133,224     66,046
On-net buildings connected(4).............................      513        403
Off-net buildings connected(5)............................    3,504         --
Switches installed........................................       13          9
Access lines in service(6)................................   50,131      8,511
Employees.................................................    1,327        568

---------------
(1) The operating data include the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.

(2) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.

(3) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.

(4) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled incumbent local exchange (ILEC) facilities.

(5) Represents buildings connected to the Company's networks through leased or unbundled ILEC facilities.

(6) Represents the number of access lines in service, including those lines which are provided through resale of Centrex services, for which the Company is billing services.

     The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end user locations and ILEC central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of January 31, 1998, the Company had 12 operational Nortel DMS 500 switches, including one switch in its NEXTLAB facility, and currently plans to install three additional switches by the end of the second quarter of 1998. NEXTLAB is a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center.

     The Company also provides enhanced communications services including interactive voice response ("IVR") services, which provide an interface between the Company's clients and their customers for a variety of applications. Historically, the Company has derived a substantial proportion of its revenues from these IVR services. As local and long distance revenues are expected to grow more rapidly than revenues for the Company's enhanced communications services, the Company anticipates that, over the next five years, local and long distance revenues will account for a significantly higher percentage of total revenues.

     The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this will enhance the Company's financial performance by increasing the traffic flow over the Company's networks. The Company has recently entered into leased dark fiber and fiber capacity arrangements, which allow the Company, by installing one or more switches and related electronics, to enter a market prior to completing construction of its own fiber optic network.

     Prior to January 31, 1997, the Company was a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. As of January 31, 1997, the Company was subject to federal and state income tax.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenue increased 124% to $57.6 million in 1997 from $25.7 million in the same period in 1996. The increase was primarily due to 45% growth in the Company's local and long distance services (both switched and resale), dedicated services and enhanced communications services, as well as due to recording a full year's revenue from ITC, a switch-based long distance reseller acquired in December 1996. To a lesser extent, the acquisitions of Start Technologies Corporation ("Start") and Chadwick Telecommunications Corporation ("Chadwick") in the fourth quarter of 1997 also contributed to the increase in revenue. Revenues reported in 1997 included $38.9 million derived from local and long distance, competitive access, dedicated line services and shared tenant services and $18.7 million derived from enhanced communications services, primarily IVR. The Company's IVR subsidiary contributed 27% and 52% of the Company's revenues during 1997 and 1996, respectively. The revenues generated by this subsidiary have tended to fluctuate on a quarter to quarter basis as the revenues are generally event driven and seasonal in nature.

     The Company began offering switched local and long distance services in seven of its markets in July 1996, and in 18 additional markets during 1997. In addition, the Company has offered dedicated line services since January 1995 and has resold Centrex access lines since April 1995. The Company increased its quarterly customer access line installation rate from 1,604 in the fourth quarter of 1996 to 19,187 during the fourth quarter of 1997. As of December 31, 1997, the Company had 50,131 access lines in service, compared to 8,511 as of December 31, 1996. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods. Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as the Company converts those customers to its own network.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 115% in 1997 to $54.0 million, an increase of $28.9 million over the same period in 1996. These increases were attributed to factors that include an increase in network costs related to the provision of increased volumes of local, long distance and enhanced communications services and the Company's increase in employees as well as other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets. Additionally, the effects of the ITC acquisition in December 1996 and the two acquisitions in the fourth quarter of 1997 further resulted in an increase in 1997 operating expenses over those of the prior year.

     Selling, general and administrative expenses ("SG&A") include salaries and related personnel costs, facilities expenses, sales and marketing, consulting and legal fees and equity in loss of affiliates. SG&A increased 142% for the year ended December 31, 1997 as compared to the corresponding period in 1996. The increase was primarily due to the Company's increase in employees and other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets, as well as the ITC acquisition.

     Deferred compensation expense was recorded in connection with the Company's Equity Option Plan until April 1997, and in connection with the Company's Stock Option Plan (the "Plan"), which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for on a basis similar to that for stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, the Company continues to record deferred compensation expense for those compensatory stock options issued, as well as for compensatory stock options issued subsequent to the Plan conversion date. Compensation expense is recognized over the vesting periods based on the excess of the fair value of the stock options at the date of grant over the exercise price.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the ITC acquisition in December 1996, as well as the acquisitions of Linkatel, Start and Chadwick in 1997.

     Interest expense increased 76% in 1997 over the prior year due to an increase in the Company's average outstanding indebtedness over the respective periods, primarily relating to the 12 1/2% and 9 5/8% Senior Notes issued in April 1996 and October 1997, respectively. See "-- Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during 1997 totaled $1.8 million. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes. The increase in interest income in 1997 over 1996 corresponded to the increase in the Company's average outstanding cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During 1997, the Company used $94.5 million in cash for operating activities, compared to $40.6 million in 1996. The increase was primarily due to a substantial increase in the Company's activities associated with the development and initiation of switched local and long distance services. In addition, during 1997, the Company invested an additional $210.5 million in cash in property and equipment, acquisitions of telecommunications businesses and equity investments in telecommunications businesses. During 1996, the Company invested $78.0 million in cash in property and equipment, acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

     In February 1998, the Company signed a definitive agreement with Metromedia Fiber Network for exclusive rights to multiple fibers and innerducts for 20 years, with two 10 year renewals. The route covered by the agreement extends over 650 route miles from Manhattan to White Plains (NY), to Stamford (CT), to Newark (NJ) and south from Manhattan through Philadelphia, Wilmington (DE), Baltimore, and to Washington (DC). The route will offer frequent splice points within metropolitan areas and splice points at least every 10,000 feet on routes between metropolitan areas, as well as provide access to ILEC central and tandem switching offices. The Company will pay $92.0 million in cash for the transaction, of which $80.3 million will be placed into escrow, to be released as segments of the route are constructed and delivered to the Company.

     In January 1998, the Company and Nextel formed NEXTBAND, a joint venture which is owned 50% by the Company and 50% by Nextel. On January 20, 1998, NEXTBAND filed an application with the FCC for which it paid a $50.0 million refundable deposit to participate in the FCC's LMDS auction which began on February 18, 1998. Of the deposit amount, $25.0 million was contributed by the Company. LMDS is a fixed broadband point-to-multipoint service which the FCC and industry analysts anticipate will be used for the deployment of wireless local loop, high-speed data transfer and video broadcasting services. Two licenses will be awarded in each of 493 BTAs when the auction is concluded. Although the number of licenses that may be awarded to NEXTBAND is limited by the amount of the deposit, NEXTBAND has applied for and is eligible to bid on any of the markets being auctioned for the block A license (1,150 MHz of spectrum) and the block B license (150 MHz of spectrum).

     The Company is exploring LMDS for two reasons. Depending upon the bidding and deployment costs, LMDS may offer an economically efficient means to supplement the Company's fiber network build-out in some localities. In addition, a wireless local loop alternative may create competitive pressure on high unbundled loop costs in certain areas. There can be no assurance that NEXTBAND's participation in the auction will result in the purchase of any LMDS licenses or that LMDS spectrum for wireless connectivity will provide a cost-effective and efficiently engineered means to connect to end user locations. If NEXTLINK's bids are successful, the purchase price of the licenses and the costs of building out any such wireless systems could be substantial.

     In November 1997, the Company acquired all outstanding shares of Start, a shared tenant services provider serving commercial buildings in Dallas, Austin and Corpus Christi, Texas and Phoenix, Arizona. Services offered by Start include local and long distance services, Internet access and customer premise equipment management. Start currently provides services under long term contracts to 600 corporate customers, or approximately 13,000 end users. The Company paid consideration for the transaction consisting of $20.0 million in cash, 441,336 shares of Class A common stock and the assumption of approximately $5.3 million of liabilities, the majority of which were repaid.

     In October 1997, the Company acquired all of the outstanding shares of Chadwick, a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of NEXTLINK. Chadwick serves approximately 11,500 customers throughout the central and eastern Pennsylvania regions. The Company issued consideration for the transaction consisting of a promissory note payable in the aggregate principal amount of $5.0 million (which was repaid in full in January 1998), 257,151 shares of Class A Common Stock and the repayment of long term debt and other liabilities totaling $6.6 million. The merger agreement also provides for additional payments of up to a maximum of 192,863 shares of Class A Common Stock over a two year period, with these payments being contingent upon the acquired operation achieving specified performance goals.

     In September 1997, the Company entered into a definitive agreement to acquire certain telecommunications assets of Unicom Thermal Technologies, Inc. ("UTT"), including two existing route miles of network plus 13 miles of conduit in downtown Chicago. The Company also has the right to participate in the ongoing expansion of UTT's network in Chicago. The existing network currently provides connectivity to 28 buildings. The Company agreed to pay $2.5 million in cash, plus up to an additional $560,000 for the acquisition of certain additional telecommunications facilities. The Company will also be required to pay certain additional consideration to UTT for a portion of the network expansion costs, up to $3.4 million in cash plus the issuance of up to 60,022 shares of Class A Common Stock.

     In June 1997, the Company entered into an eight year exclusive agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in each of Atlanta, Chicago, New York City, Newark (NJ) and Philadelphia which it agreed to make available to the Company in each of those markets at a substantial discount to the wholesale rates charged by other vendors of capacity. In addition to the capacity arrangement described above, the Company also has entered into a 20-year lease of capacity over an existing 47-mile fiber network in New York City, which extends from the Wall Street area north to midtown Manhattan. In June 1997, the Company paid $11 million in full satisfaction of its obligations under this lease, $6 million of which was placed in escrow pending completion of certain building connections by the lessor. As of December 31, 1997, $4.1 million remained in escrow. These arrangements will allow the Company to accelerate its entry into each of these markets by enabling the Company to avoid a significant portion of the infrastructure development and construction time that would otherwise be required to launch switched local and long distance services in these markets. Although these agreements have reduced the initial capital expenditures necessary to enter these markets, the Company has not, as a result, reduced its overall planned capital expenditures through 1999.

     In June 1997, the Company also executed a definitive agreement to acquire an existing fiber optic network in downtown Philadelphia in order to extend its existing network in Pennsylvania. The acquisition is subject to regulatory and other consents and is anticipated to be consummated by the end of the second quarter in 1998. During the interim period prior to closing, the Company is operating under a 36 fiber capacity agreement with the seller.

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

     In January 1997, the Company obtained rights-of-way to expand its existing Salt Lake City network into Provo and Orem, Utah. The Company has completed the expansion of this network to Provo and Orem and began providing switched local and long distance services in Provo and Orem in September 1997.

     Prior to April 1996, the Company funded its expenditures with approximately $55.0 million of cash equity investments from two entities that are controlled by Craig O. McCaw. On April 25, 1996, the Company raised gross proceeds of $350.0 million through the issuance of 12 1/2% Senior Notes due April 15, 2006 ("12 1/2% Senior Notes"). The Company used $117.7 million of the gross proceeds to purchase and hold in escrow U.S. government securities, representing funds sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999, and used an additional $32.2 million to repay certain advances and accrued interest from Eagle River, a company majority-owned and controlled by Mr. McCaw. In addition, the Company incurred costs of $9.8 million in connection with the financing. Interest payments on the 12 1/2% Senior Notes are due semi-annually.

     On January 31, 1997, the Company completed the sale of $285 million aggregate liquidation preference of 14% senior exchangeable redeemable preferred shares ("Preferred Shares") which, after deducting issuance costs, resulted in net proceeds to the Company of approximately $274 million. The Preferred Shares accrue dividends at the rate of 14% per annum. On or before February 1, 2002, dividends may, at the option of the Company, be paid in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. After February 1, 2002, dividends must be paid in cash. As of December 31, 1997, the Company had issued an additional 622,031 shares of Preferred Shares in satisfaction of the first three quarterly dividends.

     Since inception and through December 1996, the Company has also issued Class A Units valued at $15.5 million primarily for the acquisition of certain telecommunications assets and businesses, which Units were converted to shares of Class B Common Stock of the Company on January 31, 1997.

     On October 1, 1997, the Company completed an initial public offering ("IPO") of 12,000,000 shares of Class A Common Stock at a price of $17 per share. In addition, the underwriters of the IPO exercised an option to purchase 2,280,000 additional shares of Class A Common Stock at the same price per share. Gross proceeds from the IPO totaled $242.8 million, and proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $226.8 million. Concurrently with the IPO, the Company sold $400 million in aggregate principal amount of 9 5/8% Senior Notes due 2007, which, after deducting estimated issue costs, resulted in net proceeds to the Company of approximately $388.5 million. Interest payments on the 9 5/8% Senior Notes are due semi-annually.

     On March 3, 1998, the Company completed the sale of $335 million in aggregate principal amount of 9% Senior Notes due 2008 ("9% Senior Notes"). Proceeds from the sale, net of discounts, underwriting commissions, advisory fees and expenses, totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually, beginning September 1998.

     The Company will use the remaining proceeds from the sale of Class A Common Stock, 9 5/8% Senior Notes and 9% Senior Notes and existing unrestricted cash balances for expenditures relating to the construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets; (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings; (iii) spectrum that may be purchased during the LMDS auction that is currently ongoing; (iv) the development of its comprehensive information technology platform and (v) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

     As of December 31, 1997, the Company had unrestricted cash and investments of $742.4 million and $1,068.9 million on a pro forma basis after giving effect to the sale of the 9% Senior Notes. The Company's current plan contemplates an aggressive expansion into a number of new markets throughout the United States. The Company may pursue various alternatives for achieving its growth strategy, including: additional network construction; additional leases of network capacity from third party providers; acquisitions of existing networks; and spectrum that may be purchased during the LMDS auction that is currently ongoing and associated facilities construction and deployment if any spectrum is purchased. The Company also anticipates that a substantial amount of additional capital expenditures will be made in 1999 and beyond. The funding of these capital expenditures is expected to be provided by existing cash balances, future vendor and/or credit facilities, future public or private sales of debt securities, future sales of public or private capital stock and joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

     In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes, the 9 5/8% Senior Notes and the 9% Senior Notes. Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the Preferred Shares contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the 12 1/2% Senior Notes, the 9 5/8% Senior Notes and the Preferred Shares as of December 31, 1997.

IMPACT OF YEAR 2000

     Certain of the Company's older computer systems and applications were written to define a given year with abbreviated dates using the last two digits in a year rather than the entire four digits. As a result, those systems and applications have time-sensitive software that recognize an abbreviated year "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     The Company has received positive confirmation from its vendor that the Company's Nortel DMS 500 switches and related telecommunications equipment are Year 2000 compliant. The Company is currently assessing the extent of replacements or modifications necessary to certain of its older computer systems and applications so that such systems and applications will properly utilize dates beyond December 31, 1999. The

Company believes that the impact of upgrading or modifying existing software and converting to new software (the "Year 2000 Project") will not be material to the Company operations or financial position. Costs incurred in connection with the Year 2000 project will be expensed as incurred unless new software is purchased, in which case such costs will be capitalized. The Company has not incurred significant Year 2000 project costs to date. The Company plans to complete the Year 2000 project no later than December 31, 1998.

OUTLOOK: ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance. This Report, however, does contain statements that are not historical facts and are forward-looking. Actual events or results may differ materially from events or results indicated, whether expressed or implied. Although the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook.

  NEGATIVE CASH FLOW AND OPERATING LOSSES; LIMITED HISTORY OF OPERATIONS

     The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which must be made before any revenues may be realized. Certain of the expenditures are expensed as incurred, while certain other expenditures are capitalized. These expenditures, together with the associated early operating expenses, result in negative cash flow and operating losses until an adequate revenue base is established. There can be no assurance that an adequate revenue base will be established for any of the Company's networks. The Company's operations have resulted in net losses of $12.7 million, $71.1 million and $129.0 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company will continue to incur significant expenditures in the future in connection with the acquisition, development and expansion of its networks, services and customer base. There can be no assurance that the Company will achieve or sustain profitability or generate positive cash flow in the future.

     The Company was formed in September 1994. A significant, but declining, portion of the Company's revenue for the years ended December 31, 1995, 1996 and 1997, was derived from the operations of the Company's IVR enhanced service offering, which operations were acquired by the Company in September 1995. Prospective investors, therefore, have limited historical financial information upon which to base an evaluation of the Company's performance in the business which will be its principal focus in the future. The Company has only recently commenced operations as a single source service provider of telecommunications services. Given the Company's limited operating history, there can be no assurance that it will be able to complete successfully in the telecommunications business and to generate positive cash flow in the future.

  SIGNIFICANT FUTURE CAPITAL REQUIREMENTS; SUBSTANTIAL INDEBTEDNESS

     Expansion of the Company's existing networks and services and the development and acquisition of new networks and services will require significant capital expenditures. The Company will also continue to evaluate additional revenue opportunities in each of its markets and, as and when attractive additional opportunities develop, the Company plans to make capital investments in its networks that might be required to pursue such opportunities. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, the proceeds from public or private sales of debt securities, the sale or issuance of equity securities and through joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive cash flow in sufficient amounts to service its debt and to pay cash dividends on the 14% Preferred Shares. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company expects to incur substantial additional indebtedness (including secured indebtedness) during the next few years to finance the acquisition, construction and expansion of networks, the potential acquisition of telecommunications companies, the possible acquisition of LMDS spectrum and the construction and deployment of associated facilities, if such spectrum is purchased, the purchase of additional switches, the offering of switched local and long distance services, the introduction of other new service offerings and the development and implementation of a comprehensive information technology platform. The Indenture does not limit the amount the Company may invest in Restricted Subsidiaries or certain joint ventures engaged in one or more Telecommunications Businesses (including the joint venture through which the Company is participating in the LMDS auction) or the amount of Debt the Company may incur to fund investments in Restricted Subsidiaries or such joint ventures. As of December 31, 1997, after giving pro forma effect to the Offering, the amount of total consolidated liabilities of the Company would have been approximately $1,164.7 million.

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

     Qualified Personnel. NEXTLINK believes that a critical component for its success will be the attraction and retention of qualified managerial, professional and technical personnel. During 1997 the Company has experienced significant competition in the attraction and retention of personnel that possess the skill sets that the Company is seeking. Although the Company has been successful in attracting and retaining qualified personnel, there can be no assurance that NEXTLINK will not experience a shortage of qualified personnel in the future.

     Switch and Equipment Installation. An essential element of the Company's current strategy is the provision of switched local service. There can be no assurance that the installation of the required switches, fiber optic cable and associated electronics necessary to implement the Company's business plan will continue to be completed on time or that, during the testing of these switches and related equipment, the Company will not experience technological problems that cannot be resolved. The failure of the Company to install and operate successfully additional switches and other network equipment could have a material adverse effect upon the Company's ability to enter additional markets as a single source provider of telecommunications services.

     Interconnection Agreements. The Company has agreements or is currently negotiating agreements for the interconnection of its networks with the networks of the ILEC covering each market in which NEXTLINK either has or is constructing a network. NEXTLINK may be required to negotiate new, or renegotiate existing interconnection agreements as it enters new markets in the future. There can be no assurance that the Company will successfully negotiate such other agreements for interconnection with the ILEC or renewals of existing interconnection agreements. The failure to negotiate required interconnection agreements could have a material adverse effect upon the Company's ability to enter rapidly the telecommunications market as a single source provider of telecommunications services.

     Ordering, Provisioning and Billing. The Company has developed processes and procedures and is working with external vendors, including the ILECs, in the implementation of customer orders for services, the provisioning, installation and delivery of such services and monthly billing for those services. In connection with its development of a comprehensive information technology platform, the Company is developing and implementing automated internal systems for processing customer orders and provisioning. Billing is provided by unaffiliated third-party vendors. The failure to develop effective internal processes and systems for these service elements or the failure of the Company's current vendors or the ILECs to deliver effectively ordering, provisioning (including establishing sufficient capacity and facilities on the ILEC's networks to service the Company) and billing services could have a material adverse effect upon the Company's ability to achieve its growth strategy.

     Products and Services. The Company expects to continue to enhance its systems in order to offer its customers switched local services and other enhanced products and services in all of its networks as quickly as practicable and as permitted by applicable regulations. The Company believes its ability to offer, market and sell these additional products and services will be important to the Company's ability to meet its long-term strategic growth objectives, but is dependent on the Company's ability to obtain the needed capital, additional favorable regulatory developments and the acceptance of such products and services by the Company's customers. No assurance can be given that the Company will be able to obtain such capital or that such developments or acceptance will occur.

     Acquisitions. The Company intends to use the net proceeds of the Offering to expand its networks and service offerings through internal developments and acquisitions, which could be material. Such acquisitions, if made, could divert the resources and management time of the Company and would require integration with the Company's existing networks and services. There can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be on terms favorable to the Company or would be successfully integrated into the Company's operations.

  NEED TO OBTAIN AND MAINTAIN FRANCHISES, PERMITS AND RIGHTS-OF-WAY

     In order to acquire and develop its networks the Company must obtain local franchises and other permits, as well as rights to utilize underground conduit and aerial pole space and other rights-of-way and fiber capacity from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. There can be no assurance that the Company will be able to maintain its existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement its business plan on acceptable terms. Although the Company does not believe that any of the existing arrangements will be canceled or will not be renewed as needed in the near future, cancellation or non-renewal of certain of such arrangements could materially adversely affect the Company's business in the affected metropolitan area. In addition, the failure to enter into and maintain any such required arrangements for a particular network, including a network which is already under development, may affect the Company's ability to acquire or develop that network. See "Business -- Company Network Architecture."

  COMPETITION

     In each of the markets served by the Company's networks, the Company competes principally with the ILEC serving that area. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services (as opposed to switched local exchange services), the FCC recently proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, the income of competitors to the ILECs, including the

Company, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including the Company.

     The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market place such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), and from other CLECs, competitive access providers ("CAPs"), cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. The Telecom Act includes provisions which impose certain regulatory requirements on all local exchange carriers, including competitors such as the Company, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecom Act are implemented and enforced could have a material adverse effect on the Company's ability to successfully compete against ILECs and other telecommunications service providers. The Company also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business. Many of the Company's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company, as well as other competitive advantages over the Company.

     The Company also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by four major competitors, AT&T, MCI, Sprint and WorldCom, hundreds of other companies also compete in the long distance marketplace.

  REGULATION

     The Company is subject to varying degrees of federal, state and local regulation. In each state in which the Company desires to offer its services, the Company is required to obtain authorization from the appropriate state commission. Although the Company has received such authorization for each of its operational markets, there can be no assurance that the Company will receive such authorization for markets to be launched in the future. The Company is not currently subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. Further, the FCC has determined that non-dominant carriers, such as the Company and its subsidiaries, are not required to file interstate tariffs for interstate access and domestic long distance service on an ongoing basis. On February 13, 1997, the United States Court of Appeals for the District of Columbia granted motions for a stay on the FCC detariffing order pending judicial review of that order. The result of this stay is that carriers must continue to file tariffs for interstate long distance services. The FCC requires the Company and its subsidiaries to file interstate tariffs on an ongoing basis for interstate and international inter-exchange traffic. The Company's subsidiaries that provide or will provide intrastate services are also generally subject to certification and tariff or price list filing requirements by state regulators. Although passage of the Telecom Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In addition, although the Telecom Act provides incentives to the ILECs that are subsidiaries of Regional Bell Operating Companies ("RBOCs") to enter the long distance service market, there can be no assurance that these ILECs will negotiate quickly with competitors such as the Company for the required interconnection of the competitor's networks with those of the ILEC. On July 2, 1997, SBC Communications Inc. ("SBC") and its local exchange carrier subsidiaries filed a lawsuit in the United States District Court for the Northern District of Texas challenging on Constitutional grounds the Telecom Act restrictions applicable to the RBOCs only. The plaintiffs in the case seek both a declaratory judgment and an injunction against the enforcement of the challenged provisions. See
"Business -- Regulatory Overview."

     On December 31, 1997, the United States District Court for the Northern District of Texas issued a decision holding that Sections 271 through 275, including the long distance entry provisions, of the Telecom Act are unconstitutional because they violate the separation of powers principles and bill of attainder provision of the U.S. Constitution. On February 11, 1998, the United States District Court for the Northern District of Texas granted the CLECs' request for a stay of the December 31, 1997 decision pending appeal to the United States Court of Appeals for the Fifth Circuit. That appeal is currently pending. If the stay is lifted, or if the Fifth Circuit upholds the district court's ruling, then the RBOCs would be free to enter the long distance market, providing additional competition to the Company's bundled service offering. In addition, the district court's ruling would eliminate the long distance entry incentives under the Telecom Act that were designed to promote interconnection between the ILEC and new competitors. The district court's decision has been appealed by the U.S. government and a number of other intervenors.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime which both increase the size of existing subsidies and created new subsidy funds. In the May 8 order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas. The Company intends to make all subsidy payments required by law. See "Business -- Regulatory Overview."

     On July 18, 1997, the United States Court of Appeals for the Eighth Circuit overturned many of the rules the FCC had established pursuant to the Telecom Act governing the terms under which CLECs may, among other things, interconnect with ILECs, resell ILEC services, lease unbundled ILEC network elements and terminate traffic on ILEC networks. On October 14, 1997, the United States Court of Appeals for the Eighth Circuit vacated the FCC's rule prohibiting ILECs from separating unbundled network elements that are already combined, except at the request of the CLECs. These eighth Circuit decisions substantially limit the FCC's jurisdiction and expands the state regulators' jurisdiction to set and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. Most states, however, have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. If a patchwork of state regulations were to develop, it could increase the Company's costs of regulatory compliance and could make competitive entry in some markets more difficult and expensive than in others. See
"Business -- Regulatory Overview."

  DEPENDENCE ON LARGE CUSTOMERS

     To date the Company has derived a substantial proportion of its revenues from certain large customers of its competitive access services and its IVR enhanced communication service offerings, the loss of one or more of which could have a material adverse effect on the Company's operating results. The Company's 10 largest customers accounted for approximately 25%, 51% and 66% of the Company's revenues in 1997, 1996 and 1995, respectively. The Company does not have long-term service contracts with most of these customers. The Company will continue to be dependent upon a small number of customers for a substantial portion of its revenues until such time, if at all, as the Company generates substantial revenues from the provision of switched local and long distance communications services.

  RAPID TECHNOLOGICAL CHANGES; LICENSES

     The telecommunications industry is subject to rapid and significant changes in technology. The effect on the Company of technological changes, including changes relating to emerging wireline and wireless transmission and switching technologies, cannot be predicted. In addition, the Company from time to time receives requests to consider licensing certain patents held by third parties that may have bearing on its IVR and virtual communications center services. The Company considers such requests on their merits, but has not to date entered into any such license agreements. Should the Company be required to pay license fees in the future, such payments, if substantial, could have a material adverse effect on the Company's results of operations.

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

  CONTROL BY MR. CRAIG O. MCCAW; POTENTIAL CONFLICTS OF INTERESTS

     Craig O. McCaw, primarily through his majority ownership and control of Eagle River Investments, L.L.C., a Washington limited liability company ("Eagle River"), controls approximately 52% of the Company's total voting power. As a result, Mr. McCaw has the ability to control the direction and future operations of the Company. Mr. McCaw is not an executive officer of the Company and, in addition to his investment in the Company through Eagle River, Mr. McCaw has significant investments in other communications companies, including Nextel Communications, Inc., Teledesic Corporation and Cable Plus Inc., some of which could compete with the Company as a single source provider of telecommunications services or act as a supplier to the Company of certain telecommunications services. The Company does not have a noncompetition agreement with either Mr. McCaw or Eagle River. Mr. McCaw is not bound by any contractual restrictions against sales of the Company's common stock.

  POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Company's common stock has been, and is likely to continue to be, volatile. The market price of the common stock could be subject to significant fluctuations in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, the introduction of new products by the Company or its competitors, changes in other conditions or trends in the Company's industry, changes in governmental regulations, changes in securities analysts' estimates of the Company's, or its competitors' or industry's, future performance or general market conditions. In addition, stock markets have experienced extreme price and volume volatility in recent years, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page 44 of this Report, and of NEXTLINK Capital are filed under this Item, beginning on Page 61 of this Report.

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

          NAME               AGE                    POSITION
          ----               ---                    --------
Steven W. Hooper(3)......    45     Chairman of the Board of Directors
Wayne M. Perry(1)........    48     Vice Chairman and Chief Executive Officer
James F. Voelker(1)......    47     President and Director
George M. Tronsrue III...    41     Chief Operating Officer
Jan Loichle..............    50     Vice President, Chief of Local Exchange
                                    Operations
Kathleen H. Iskra........    41     Vice President, Chief Financial Officer
                                    and Treasurer
R. Bruce Easter, Jr......    40     Vice President, General Counsel and
                                    Secretary
Charles P. Daniels.......    41     Vice President, Chief Technology Officer
Michael J. McHale, Jr....    41     Vice President, Chief Marketing Officer
R. Gerard Salemme........    44     Vice President, External Affairs and
                                    Industry Relations
Craig O. McCaw...........    48     Director
Dennis                       46     Director
  Weibling(1)(2)(3)......
Scot Jarvis(2)...........    37     Director
William A.                   44     Director
  Hoglund(1)(2)..........
Sharon L. Nelson(3)......    51     Director
Jeffrey S. Raikes........    39     Director

---------------
(1) Member of the Executive Committee

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

     The following persons are the presidents of the Company's operating subsidiaries:

          NAME               AGE                    POSITION
          ----               ---                    --------
Hugh C. Cathey...........    47     President of NEXTLINK Ohio, L.L.C.
Don Hillenmeyer..........    52     President of NEXTLINK Tennessee, L.L.C.
Jeff C. Stone............    40     President of NEXTLINK Interactive, L.L.C.
Dwayne Nielson...........    43     President of NEXTLINK Utah, L.L.C.
Gary Rawding.............    46     President of NEXTLINK Pennsylvania, L.P.
Donald W. Sessamen.......    64     President of NEXTLINK California, L.L.C.
Richard Kingston.........    38     President of NEXTLINK Illinois, Inc.

     Directors of the Company are elected annually at the annual meeting of shareholders. The next annual meeting of shareholders is scheduled for May 1998. All of the officers identified above serve at the discretion of the Board of Directors of the Company. There are no family relationships between any person identified above.

     The Audit Committee is responsible for reviewing the services provided by the Company's independent auditors, consulting with the independent auditors on audits and proposed audits of the Company and reviewing the need for internal auditing procedures and the adequacy of internal controls. The Compensation

Committee determines executive compensation and stock option awards. The Executive Committee exercises, to the maximum extent permitted by law, all powers of the Board of Directors between board meetings, except those functions assigned to specific committees. The Board of Directors may establish additional committees from time to time.

     The following are brief biographies of persons identified above.

     Steven W. Hooper. Mr. Hooper has been Chairman of the Board since July 21, 1997. Prior to that, Mr. Hooper was Vice Chairman of the Company since June 16, 1997. Mr. Hooper was formerly President and Chief Executive Officer of AT&T Wireless Services, Inc., following the merger with McCaw Cellular. Prior to being appointed President and Chief Executive Officer, he served as Chief Financial Officer for two years. This was preceded by five years as Regional President for Cellular One's Pacific Northwest/Rocky Mountain region, where his responsibilities included managing the cellular operations in six western states and Alaska. Mr. Hooper is a member of the Audit Committee of the Board of Directors.

     Wayne M. Perry. Mr. Perry has been Chief Executive Officer of the Company since July 21, 1997 and Vice Chairman of the Company since June 16, 1997. Mr. Perry was formerly Vice Chairman of AT&T Wireless Services, Inc. since September 1994, following the merger with McCaw Cellular. Prior to the merger, he served as Vice Chairman of the Board of McCaw Cellular since June 1989, and before that served as President since December 1985. Prior to becoming President of McCaw Cellular, Mr. Perry served as Executive Vice President and General Counsel and was primary legal officer from 1976 to 1985. Mr. Perry was appointed Vice Chairman of the Board of LIN Broadcasting Corporation on March 5, 1990. He also served as Chairman of the Board of Directors of the Cellular Telecommunications Industry Association, the nationwide wireless industry association, for the 1993/94 term. Mr. Perry is a member of the Executive Committee of the Board of Directors.

     James F. Voelker. Mr. Voelker has been the President of NEXTLINK since April 1995 and is responsible for developing the company vision and guiding overall operations. He is recognized as one of the early entrepreneurs in the business of building and delivering competitive local exchange service. Mr. Voelker's career in telecommunications spans almost two decades and includes experience in very different segments of the industry in a variety of executive positions. From 1981 to 1984 he served as Vice President of Sales, Marketing and Customer Service for Lexitel Corporation, the forerunner of Allnet Communications. Mr. Voelker co-founded Digital Signal Inc. and served as Chief Operating Officer and Chief Executive Officer from 1985 through the company's sale to SP Telecom in 1990. Digital Signal operated a nationwide fiber optic network supplying capacity, engineering, provisioning and operational support to over one hundred interexchange carriers. In the CAP arena, Mr. Voelker became Vice Chairman of City Signal Inc. in 1992, which constructed and operated networks in six markets. Subsequently, he served as its Chief Executive Officer after the company merged with its sister company Teledial America to form U.S. Signal. Based in Grand Rapids, Michigan, U.S. Signal was one of the first fully certified CLECs in the country. Mr. Voelker has served as Vice Chairman of ALTS, the industry Association of Local Telephone Service providers and as a director of Phoenix Network Inc., a publicly held long distance company. Mr. Voelker is also a member of the Executive Committee of the Board of Directors.

     George M. Tronsrue III. Mr. Tronsrue has been Chief Operating Officer of NEXTLINK since October 1997. Prior to that, Mr. Tronsrue was part of the initial management team of ACSI from February 1994 to September 1997, and was responsible for planning and overseeing the operations of ACSI for its first three years serving as Chief Operating Officer, President, Strategy and Technology Development Division and Executive Vice President, Planning and Development. Prior to that, Mr. Tronsrue served as the Regional Vice President of the Central Region of Teleport Communications Group ("TCG"), and as Vice President, Emerging Markets overseeing the start-up of TCG's initial eight cable television partnerships. Before TCG, Mr. Tronsrue was at MFS Communications from its inception in 1987 until 1992. At MFS, Mr. Tronsrue served as Vice President, Corporate Planning and Information Management; Vice President, Field Sales; Vice President and General Manager for MFS New York during its first year of operations and Executive Vice President, MFS Internet. Prior to MFS, Mr. Tronsrue served at MCI from 1983 to 1986 in a variety of engineering and operations roles, culminating as Director of Operations, Michigan and Ohio.

     Jan Loichle. Ms. Loichle has been Vice President, Chief of Local Exchange Operations of NEXTLINK since October 1996. Prior to that, Ms. Loichle was the President of NEXTLINK Solutions (the virtual communications center) from July 1995. Prior to joining NEXTLINK, Ms. Loichle was Executive Vice President at U.S. Signal in Detroit and Grand Rapids, Michigan from April 1993 to July 1995. At U.S. Signal Ms. Loichle led the development of an enhanced service platform (Magic Number) from concept through production system and implementation. From 1990 to 1993, Ms. Loichle was Assistant Vice President of Finance for SP Telecom in San Francisco. Prior to that, Ms. Loichle was Vice President of Financial Operations for Lexitel/Allnet/ALC in Birmingham, Michigan from December 1980 to October 1989.

     Kathleen H. Iskra. Ms. Iskra has been Vice President, Chief Financial Officer and Treasurer of NEXTLINK since January 1996. Prior to that, she was President and Chief Executive Officer of Horizon Air, a wholly owned subsidiary of Alaska Air Group. Prior to her appointment at Horizon Air, Ms. Iskra served as staff Vice President of Finance and Controller of Alaska Airlines and Alaska Air Group. Ms. Iskra's service with Alaska began in 1987, when she was appointed Controller. Prior to joining Alaska, she was an audit manager with Arthur Andersen.

     R. Bruce Easter, Jr. Mr. Easter has been Vice President, General Counsel and Secretary of NEXTLINK since January 1995. From 1986 to December 1994, Mr. Easter was an associate and then partner in the law firm of Davis Wright Tremaine in Seattle, Washington, where he focused on communications law and media matters.

     Charles P. Daniels. Mr. Daniels has been Vice President, Chief Technology Officer since July 1997. Prior to that, Mr. Daniels was Vice President, Chief Marketing Officer of NEXTLINK from November 1995. From 1992 to 1995, Mr. Daniels worked for MCI where he was the founder and Program Manager of the network MCI Developers Lab. Mr. Daniels was also a founding member of MCI's Advanced Technology Group. Prior to joining MCI, Mr. Daniels worked for Manufacturers Hanover Trust from 1989 to 1992 as Vice President/Strategic Technology and Research, where he was responsible for evaluating and implementing new technologies that either reduced costs or generated new revenue.

     Michael J. McHale, Jr. Mr. McHale has been Vice President, Chief Marketing Officer since November 1997. Prior to joining NEXTLINK, Mr. McHale served as Vice President and General Manager of the Phoenix market and Regional Vice President at Teleport Communications Group, Inc. from 1993, developing the Phoenix market from its inception. Prior to that, from 1991 to 1993, he was Vice President, Product Marketing and Development at MFS Intelenet, Inc. and was responsible for planning and implementing MFS's initial introduction of switched services in New York City.

     R. Gerard Salemme. Mr. Salemme has been Vice President, External Affairs and Industry Relations since July 1997. Prior to joining NEXTLINK, Mr. Salemme was Vice President, Government Affairs at AT&T Corp. from December 1994. Prior to joining AT&T Corp., Mr. Salemme was Senior Vice President, External Affairs at McCaw Cellular from 1991 to December 1994.

     Craig O. McCaw. Mr. McCaw has been a director of the Company since September 1994 and was Chief Executive Officer of NEXTLINK from September 1994 to July 21, 1997. Mr. McCaw is also Chairman and Chief Executive Officer of Eagle River, a company formed and owned by Mr. McCaw to make strategic investments in telecommunications ventures. Mr. McCaw was the founder, Chairman and Chief Executive Officer of McCaw Cellular, the nation's leading provider of wireless communications services, until the company was sold to AT&T in August 1994. Prior to entering the cellular telephone business in 1983, Mr. McCaw was requested by his family to assume responsibility for the daily operations of a small cable television operation in Centralia, Washington, that he and his three brothers owned. The one-system operation serving 4,000 subscribers eventually grew to be the nation's 20th largest cable operator serving 450,000 subscribers. In 1974, the cable company's services expanded by entering the paging and conventional mobile telephone industries. The company eventually became the fifth largest paging operator in the country, serving approximately 320,000 subscribers in 13 states. In 1981, the company began to develop broad-based cellular telephone services. Later, McCaw Cellular became the nation's largest cellular telephone operator, with cellular system positions in more than 100 U.S. cities, representing more than 100 million potential customers. The company also had interests in wireless data transmissions, personal communications services, air-to-ground phone systems and satellite communications at the time of its sale to AT&T. Mr. McCaw is one of the two principal owners of Teledesic Corporation, which in March 1994 announced plans for a worldwide satellite-based telecommunications system. Mr. McCaw is indirectly a significant stockholder, a director and Chairman of the Operating Committee of Nextel Communications, Inc., a provider of wireless telecommunications services. Mr. McCaw is also a director of Cable Plus, Inc.

     Dennis Weibling. Mr. Weibling has been a director of the Company since January 1997 and had been Executive Vice President of NEXTLINK since September 1994. Mr. Weibling is also President of Eagle River, Inc., since October 1993. Mr. Weibling is a director and member of Nextel Communications, Inc.'s Board of Directors and operations, audit and compensation committees. Nextel is a leading provider of integrated wireless communications services for teams of mobile workers. Mr. Weibling serves on the board and executive committee of Teledesic Corporation, a satellite telecommunications company backed by Mr. McCaw and Microsoft founder Mr. William Gates. Mr. Weibling is a director of Cable Plus, one of the leading providers of private cable television and telephony service to residential apartment complexes. A licensed certified public accountant in Washington, Mr. Weibling is a member of the American Society of Certified Public Accountants and the Washington Society of Certified Public Accountants. In addition, Mr. Weibling is a licensed attorney in Ohio and a member of the American Bar Association and Ohio State Bar Association. Mr. Weibling is also a member of the Executive, Compensation and Audit Committees of the Board of Directors.

     Scot Jarvis. Mr. Jarvis has been a director of the Company since January 1997 and, prior to that, had been Executive Vice President of NEXTLINK since September 1994, and was a Vice President of Eagle River, Inc. from October 1994 through April 1996. Mr. Jarvis is the co-founder and since March 1997 has been a member of Cedar Grove Partners, L.L.C. Prior to that, Mr. Jarvis was the acting President of the Company from September 1994 to April 1995. Prior to joining Eagle River, Inc., Mr. Jarvis served as Vice President of McCaw Development Corporation from 1993 to 1994 and of McCaw Cellular from 1985 through 1994. During his tenure at McCaw Cellular, Mr. Jarvis served in the positions of General Manager from 1990 to 1993, Vice President of Acquisitions and Development from 1988 to 1990 and Assistant Vice President from 1985 to 1988. Mr. Jarvis also recently served on the Board of Directors or executive committees of: NEXTEL Communications, Inc., PriCellular Corporation, Horizon Cellular Group, Los Angeles Cellular Telephone Company, Cellular 2000 Partnership, Cybertel Cellular Telephone Company (St. Louis), Northwest Cellular Partnership, and Movitel del Noroeste (Mexico Region). Mr. Jarvis has also served as the President of the Iberia Cellular Telephone Company from 1991 to 1994. Mr. Jarvis is also a member of the Compensation Committee of the Board of Directors.

     William A. Hoglund. Mr. Hoglund has been a director of the Company since January 1997 and, prior to that, had been Executive Vice President of NEXTLINK since February 1996. Mr. Hoglund is also Vice President and Chief Financial Officer of Eagle River, Inc. since January 1996. Prior to joining Eagle River, Inc., Mr. Hoglund was Managing Director of J.P. Morgan & Co. in its investment banking group. Mr. Hoglund was employed by J.P. Morgan & Co. from 1977 through 1995, focusing for the past nine years on clients in the telecommunications, cable and media industries. Mr. Hoglund is also a member of the Executive and Compensation Committees of the Board of Directors.

     Sharon L. Nelson. Ms. Nelson has been director of the Company since September 1997 and, prior to that, was Chairman of the Washington Utilities and Transportation Commission ("WUTC") from February 11, 1985 until her resignation on August 15, 1997. Prior to serving on the WUTC, Ms. Nelson served as staff coordinator for the Washington State Legislature's Joint Select Committee on Telecommunications (1983 to 1985), an attorney in private practice (1982 to 1983), legislative counsel to the Consumers Union of the United States (1978 to
1981), staff counsel to the Commerce Committee of the U.S. Senate (1976 to 1978) and secondary school teacher of history and anthropology (1969 to 1973). Ms. Nelson is also the past president of the National Association of Regulatory Utility Commissioners. Ms. Nelson also served on the Federal-State Joint Board on Universal Service created under the Telecom Act and as one of the 20-member negotiating team appointed by the Governors of Washington, Idaho, Oregon and Montana to review the Northwest electric power system. Ms. Nelson is also a member of the Audit Committee of the Board of Directors.

     Jeffrey S. Raikes. Mr. Raikes has been a director of the Company since September 1997. He is also a member of the Executive Committee and the Group Vice President, Sales and Marketing of Microsoft Corporation. As Group Vice President, Mr. Raikes has responsibility for Microsoft's worldwide customer units as well as sales, marketing, support and service in the United States and Canada. Prior to joining the Executive Committee in July 1996, Mr. Raikes was Senior Vice President of Microsoft North America since 1993. Prior to serving as Senior Vice President of Microsoft North America, from 1990, Mr. Raikes was Vice President of Office Systems, where he was responsible for the development and marketing of word processing, workgroup applications and pen computing. From 1984 to 1990, Mr. Raikes was the Director of Applications Marketing, where he was the chief strategist behind Microsoft's graphical applications for the Apple Macintosh and Microsoft Windows as well as leading the product strategy and design of Microsoft Office. Mr. Raikes is also a member of the University of Nebraska Foundation and a Trustee of the Washington State University Foundation

     The following individuals are the senior management of the Company's subsidiaries.

     Hugh C. Cathey. Mr. Cathey has been the President of NEXTLINK Ohio since August 1996. Prior to joining NEXTLINK, Mr. Cathey had nearly 20 years of experience in the telecommunications industry. Mr. Cathey was President and Chief Executive Officer of Digital Network, Inc., a publicly traded, facilities-based long distance company based in Dallas, Texas. From 1989 to 1993, Mr. Cathey served as President and Chief Executive Officer of United Telemanagement, Inc. Prior to that, Mr. Cathey held sales and product management positions of increasing responsibility with AT&T, culminating as the senior executive of a business unit of AT&T with annual revenues of approximately $100 million. During Mr. Cathey's tenure at United Telemanagement, Inc., that company filed a petition under the Federal bankruptcy laws.

     Don Hillenmeyer. Mr. Hillenmeyer has been the President of NEXTLINK Tennessee since March 1995. Prior to joining NEXTLINK in March of 1995, Mr. Hillenmeyer was president of MCMG, Inc., a Nashville-based wireless communications management consulting and operations firm specializing in running Rural Service Areas for independent cellular telephone owners. Before founding MCMG, Inc., Mr. Hillenmeyer held various senior management positions at McCaw Cellular and was responsible for 13 southern states from August 1986 to February 1990.

     Jeff C. Stone. Mr. Stone has been the President of NEXTLINK Interactive (the IVR subsidiary) since August 1, 1997. Prior to joining the Company, Mr. Stone was Vice President and General Manager for the Western Region of WorldCom, Inc. (previously MFS Telecom, Inc.) from 1994 to July 1997. Prior to that, from 1989 to 1994, Mr. Stone was the Director of Sales and Marketing of Associated Communications of Los Angeles.

     Dwayne Nielson. Mr. Nielson has been President of NEXTLINK Utah since February 1996. Prior to joining NEXTLINK, Mr. Nielson was Assistant Vice President, Consumer and Small Business Market, at Sprint Corporation from October 1994 to February 1996. Prior to that, from August 1985 through October 1994, Mr. Nielson held a variety of sales and marketing positions at Sprint and United Telephone.

     Gary Rawding. Mr. Rawding has been President of NEXTLINK Pennsylvania since September 1994. Prior to founding Penns Light Communications, Inc., certain assets of which were acquired by the Company in September 1994, he served as Vice President of Sales and Marketing at Eastern TeleLogic Corporation from 1989 until 1993. Prior to joining Eastern TeleLogic, Mr. Rawding held various positions with Bell Atlantic Corporation.

     Donald W. Sessamen. Mr. Sessamen has been President of NEXTLINK California since November 1996. Prior to that, Mr. Sessamen acted as a consultant to NEXTLINK. Prior to acting as a consultant to the Company, Mr. Sessamen joined Brooks Fiber California in 1994 as President, after the company acquired Phoenix Fiberlink. At Brooks Fiber California, Mr. Sessamen completed the installation of the San Jose system and managed the entry into switched services in the Sacramento market. From 1991 to 1994, Mr. Sessamen was Executive Vice President of Operations, Engineering and MIS at SP Telecom, a fiber optic systems construction and wholesale transmission company using Southern Pacific Railroad rights-of-way east of the Mississippi River. At SP Telecom, Mr. Sessamen led SP Telecom's entry into switch-based products utilizing the Northern Telecom DMS 250 Super Node, introducing innovative switch-based products.

     Richard Kingston. Mr. Kingston has been the President of NEXTLINK Illinois since July 1997. Prior to joining NEXTLINK, Mr. Kingston was the Western Regional Vice President/General Manager of American Communications Services, Inc. from April 1994 to July 1997. Prior to that, Mr. Kingston operated his own telecommunications company, King Communications, Inc. from January 1992 to January 1994. From December 1990 to January 1992, Mr. Kingston was West Region Agent Manager for Telesphere Communications, Inc. and from 1988 to December 1990, Mr. Kingston was Director of Carrier Sales at MFS Communications Company, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 10. EXECUTIVE COMPENSATION

     Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Compensation of Executive Officers." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Ownership of Certain Beneficial Owners." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Certain Relationships and Related Transactions." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

        NEXTLINK Communications, Inc.
        Report of Independent Public Accountants....................  43
        Consolidated Balance Sheets as of December 31, 1997 and
          1996......................................................  44
        Consolidated Statements of Operations for the Years Ended
          December 31, 1997
          and 1996..................................................  45
        Consolidate Statements of Changes in Shareholders' Equity
          (Deficit) for the Years Ended December 31, 1997 and
          1996......................................................  46
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997 and 1996................................  47
        Notes to Consolidated Financial Statements..................  48

        NEXTLINK Capital, Inc.
        Report of Independent Public Accountants....................  60
        Balance Sheets as of December 31, 1997 and 1996.............  61
        Note to Balance Sheets......................................  62

     (b) LIST OF EXHIBITS:

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
            3.1        Articles of Incorporation of NEXTLINK Communications Inc.(2)
            3.2        By-laws of NEXTLINK Communications, Inc.(2)
            3.3        Articles of Incorporation of NEXTLINK Capital, Inc.(1)
            3.4        By-laws of NEXTLINK Capital, Inc.(1)
            4.1        Form of Exchange Note Indenture, by and among NEXTLINK
                       Communications, Inc. and United States Trust Company of New
                       York, as trustee, relating to the Exchange Notes, including form of Exchange Notes.(2)
            4.2        Certificate of Designations of the Powers, Preferences and
                       Relative, Participating, Optional and Other Special Rights
                       of 14% Senior Exchangeable Redeemable Preferred Shares and
                       Qualifications, Limitations and Restrictions Thereof.(2)
            4.3        Form of stock certificate of 14% Senior Exchangeable
                       Redeemable Preferred Shares.(2)
            4.4        Indenture, dated as of April 25, 1996, by and among NEXTLINK
                       Communications, Inc., NEXTLINK Capital, Inc. and United
                       States Trust Company of New York, as Trustee, relating to
                       12 1/2% Senior Notes due April 15, 2006, including form of global note.(1)
            4.5        First Supplemental Indenture, dated as of January 31, 1997, by and among the Company, NEXTLINK Communications, L.L.C.,
                       NEXTLINK Capital and United States Trust Company of New
                       York, as Trustee.(2)
            4.6        Form of Indenture between United States Trust Company, as
                       Trustee and NEXTLINK Communications, Inc., relating to the
                       9 5/8% Senior Notes due 2007.(3)
            4.7        Form of Indenture between United States Trust Company, as
                       Trustee and NEXTLINK Communications, Inc., relating to the
                       9% Senior Notes Due 2008.
           10.1        Stock Option Plan of the Company.(2)
           10.2        First Amendment to Stock Option Plan of the Company.
           10.3        Registration Rights Agreement dated as of January 15, 1997, between the Company and the signatories listed therein.(2)

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
           10.4        Preferred Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and among the Company and the
                       Initial Purchasers.(2)
           10.5        Fiber Lease and Innerduct Use Agreement, dated as of
                       February 23, 1998, by and between NEXTLINK Communications,
                       Inc. and Metromedia Fiber Network, Inc.(4)
           10.6        Amendment No. 1 to Fiber Lease and Innerduct Use Agreement,
                       dated as of March 4, 1998, by and between NEXTLINK
                       Communications, Inc. and Metromedia Fiber Network, Inc.(4)
           21          Subsidiaries of the Registrants.
           27.1        Financial Data Schedule for the year ended December 31,
                       1997.
           27.2        Financial Data Schedule, restated for the periods ended
                       December 31, 1996, June 30, 1997 and September 30, 1997.

---------------
(1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).

(2) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).

(3) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).

(4) Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Issuer's Application Requesting Confidential Treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934.

     (c) REPORTS ON FORM 8-K

        None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of NEXTLINK Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of NEXTLINK Communications, Inc. (a Washington Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEXTLINK Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington,
March 12, 1998

                         NEXTLINK COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
Current assets:
  Cash and cash equivalents.................................  $  389,074    $ 76,807
  Marketable securities.....................................     353,283      47,713
  Accounts receivable, net..................................      22,955       7,008
  Other.....................................................       4,530         607
  Pledged securities........................................      41,425      39,770
                                                              ----------    --------
          Total current assets..............................     811,267     171,905
Pledged securities..........................................      21,185      61,668
Property and equipment, net.................................     253,653      97,784
Goodwill, net...............................................      52,278      24,110
Other assets, net...........................................      78,770      35,216
                                                              ----------    --------
          Total assets......................................  $1,217,153    $390,683
                                                              ==========    ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   26,776    $ 18,622
  Accrued expenses..........................................      13,082       4,112
  Notes payable.............................................       8,234          --
  Accrued interest payable..................................      18,880       9,250
  Current portion of capital lease obligations..............       2,610       1,194
  Payable to affiliate......................................          --       1,500
                                                              ----------    --------
          Total current liabilities.........................      69,582      34,678
Long-term debt..............................................     750,000     350,000
Capital lease obligations...................................       7,640       6,262
Deferred compensation.......................................          --      10,289
Other long-term liabilities.................................       3,179       2,850
                                                              ----------    --------
          Total liabilities.................................     830,401     404,079
Commitments and contingencies
Minority interests..........................................          23         308
Redeemable preferred stock (par value $0.01 per share,
  aggregate liquidation preference $323,478; 6,322,031 and 0 shares issued and outstanding in 1997 and 1996,
  respectively).............................................     313,319          --
Class B common stock, subject to redemption (par value $0.02 per share, 519,950 and 0 shares issued and outstanding in
  1997 and 1996, respectively)..............................       4,950          --
Equity units subject to redemption (0 and 397,202 units
  outstanding in 1997 and 1996, respectively)...............          --       4,950
Shareholders' equity (deficit):
  Common stock, par value $0.02 per share, stated at amounts paid in; Class A, 110,334,000 shares authorized,
     19,167,899 and 0 shares issued and outstanding in 1997
     and 1996, respectively; Class B, 44,133,600 shares
     authorized, 33,746,573 and 0 shares issued and
     outstanding in 1997 and 1996, respectively.............     330,561          --
  Deferred compensation.....................................      (9,596)         --
  Accumulated deficit.......................................    (252,505)    (84,181)
  Members' capital (28,154,509 units, all of which are
     outstanding in 1996)...................................          --      65,527
                                                              ----------    --------
          Total shareholders' equity (deficit)..............      68,460     (18,654)
                                                              ----------    --------
          Total liabilities and shareholders' equity
            (deficit).......................................  $1,217,153    $390,683
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Revenue.....................................................  $    57,579    $    25,686
Costs and expenses:
     Operating..............................................       54,031         25,094
     Selling, general and administrative....................       75,732         31,353
     Deferred compensation..................................        3,247          9,914
     Depreciation...........................................       18,851          6,640
     Amortization...........................................        8,339          3,700
                                                              -----------    -----------
          Total costs and expenses..........................      160,200         76,701
                                                              -----------    -----------
Loss from operations........................................     (102,621)       (51,015)
Interest income.............................................       27,827         10,446
Interest expense............................................      (54,495)       (30,876)
                                                              -----------    -----------
Loss before minority interests..............................     (129,289)       (71,445)
Minority interests in loss of consolidated subsidiaries.....          285            344
                                                              -----------    -----------
Net loss....................................................  $  (129,004)   $   (71,101)
                                                              ===========    ===========
Preferred stock dividends and accretion of preferred stock
  redemption obligation, including issue costs..............      (39,320)            --
                                                              -----------    -----------
Net loss applicable to common shares........................  $  (168,324)   $   (71,101)
                                                              ===========    ===========
Pro forma:
     Net loss per share.....................................  $     (3.91)   $     (1.81)
                                                              ===========    ===========
     Shares used in computation of pro forma net loss per
      share (1996 amounts have been adjusted for conversion
      of membership units into shares of the Company's Class
      A and Class B common stock upon incorporation; see
      Note 9)...............................................   43,055,885     39,312,482
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                     COMMON STOCK
                                         ------------------------------------
                                                  SHARES
                                         -------------------------                DEFERRED     ACCUMULATED   MEMBERS'
                                           CLASS A       CLASS B      AMOUNT    COMPENSATION     DEFICIT     CAPITAL      TOTAL
                                         -----------   -----------   --------   ------------   -----------   --------   ---------
Balance at December 31, 1995...........           --            --   $     --     $    --       $ (13,080)   $49,799    $  36,719
  Contributed capital..................           --            --         --          --              --      9,502        9,502
  Issuance of units for NEXTLINK Ohio
    acquisition........................           --            --         --          --              --        652          652
  Impact of recapitalization and merger
    of affiliates......................           --            --         --          --              --      5,574        5,574
  Net loss.............................           --            --         --          --         (71,101)        --      (71,101)
                                         -----------   -----------   --------     -------       ---------    -------    ---------
Balance at December 31, 1996...........           --            --         --          --         (84,181)    65,527      (18,654)
  Merger of NEXTLINK Communications,
    L.L.C with and into NEXTLINK
    Communications, Inc................           --    36,165,259     65,527          --              --    (65,527)          --
  Conversion of Equity Option Plan into
    Employee Stock Option Plan.........           --            --     15,363      (4,234)             --         --       11,129
  Issuance of compensatory stock
    options............................           --            --      4,872      (4,872)             --         --           --
  Compensation attributable to stock
    options vesting....................           --            --         --       2,335              --         --        2,335
  Issuance of common stock under
    leasing arrangement................      176,534            --      1,400          --              --         --        1,400
  Issuance of common stock upon
    exercise of stock options..........      672,878       921,314        115          --              --         --          115
  Issuance of common stock in initial
    public offering....................   14,280,000            --    226,760          --              --         --      226,760
  Sale of common stock by selling
    shareholder in initial public
    offering...........................    3,200,000    (3,200,000)        --          --              --         --           --
  Issuance of common stock in
    acquisitions.......................      698,487            --     16,524          --              --         --       16,524
  Conversion of Class B common stock
    into Class A common stock..........      140,000      (140,000)        --          --              --         --           --
  Loans to officers for income taxes
    paid upon exercise of stock
    options............................           --            --         --      (2,825)             --         --       (2,825)
  Cumulative redeemable preferred stock
    dividends and accretion of
    preferred stock redemption
    obligation, including issue
    costs..............................           --            --         --          --         (39,320)        --      (39,320)
  Net loss.............................           --            --         --          --        (129,004)        --     (129,004)
                                         -----------   -----------   --------     -------       ---------    -------    ---------
Balance at December 31, 1997...........   19,167,899    33,746,573   $330,561     $(9,596)      $(252,505)   $    --    $  68,460
                                         ===========   ===========   ========     =======       =========    =======    =========

          See accompanying notes to consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
OPERATING ACTIVITIES:
Net loss....................................................  $(129,004)    $ (71,101)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Deferred compensation expense..........................      3,247         9,914
     Equity in loss of affiliates...........................      2,544         1,100
     Depreciation and amortization..........................     27,190        10,340
     Minority interests in loss of consolidated
      subsidiaries..........................................       (285)         (344)
Changes in assets and liabilities, net of effects from
  acquisitions:
     Accounts receivable....................................    (11,206)       (1,659)
     Other current assets...................................     (1,953)          (42)
     Other long-term assets.................................     (1,208)       (1,430)
     Accounts payable.......................................      4,116           993
     Accrued expenses and other liabilities.................      2,434         2,416
     Accrued interest payable...............................      9,630         9,250
                                                              ---------     ---------
Net cash used in operating activities.......................    (94,495)      (40,563)

INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (142,170)      (51,920)
Investment in assets of acquired businesses (net of cash
  acquired).................................................    (61,609)      (15,169)
Cash withdrawn from (placed into) escrow to be used in
  business acquisition......................................      6,000        (6,000)
Investments in unconsolidated affiliates....................     (6,766)       (4,953)
Purchase of pledged securities..............................         --      (117,688)
Maturity of pledged securities..............................     39,920        16,431
Purchase of marketable securities, net......................   (305,570)      (47,713)
                                                              ---------     ---------
Net cash used in investing activities.......................   (470,195)     (227,012)

FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock....    274,000            --
Capital contributions.......................................         --         9,935
Proceeds from payable to affiliates.........................         --        28,766
Repayment of payable to affiliates..........................     (1,500)      (33,703)
Repayment of capital lease obligations......................     (1,939)         (771)
Repayment of notes payable..................................     (5,926)           --
Bank overdraft..............................................         --        (1,373)
Net proceeds from sale of common stock......................    226,760            --
Proceeds from sale of senior notes..........................    400,000       350,000
Proceeds from issuance of common stock upon exercise of
  stock options.............................................        115            --
Costs incurred in connection with financing.................    (11,728)       (9,822)
Loans to officers for income taxes paid upon exercise of
  stock options.............................................     (2,825)           --
                                                              ---------     ---------
Net cash provided by financing activities...................    876,957       343,032
                                                              ---------     ---------
Net increase in cash and cash equivalents...................    312,267        75,457
Cash and cash equivalents, beginning of year................     76,807         1,350
                                                              ---------     ---------
Cash and cash equivalents, end of year......................  $ 389,074     $  76,807
                                                              =========     =========

          See accompanying notes to consolidated financial statements.

                         NEXTLINK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Washington corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed on September 16, 1994 and, through its subsidiaries, provides competitive local, long distance and enhanced telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C. (Eagle River).

     The competitive local telecommunications service business is a capital intensive business. The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which must be made before any revenues may be realized. These expenditures, together with the associated early operating expenses, have resulted in negative cash flow and operating losses, which have been substantially financed with the proceeds from public sales of debt and equity securities.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The ownership interests of the other members or partners in such subsidiaries are reflected as minority interests. The Company's investment in Telecommunications of Nevada, L.L.C., (Nevada L.L.C.) a limited liability company in which the Company has a 40% interest and which operates a network that is managed by the Company in Las Vegas, Nevada, is accounted for on the equity method. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  Marketable Securities

     Marketable securities consist of U.S. government and other securities with original maturities beyond three months. Marketable securities are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are classified as "held to maturity," as management has the intent and ability to hold those securities to maturity. The fair value of the Company's marketable securities approximates the carrying value.

  Pledged Securities

     In connection with the sale of 12 1/2% Senior Notes (see Note 6), a portion of the net proceeds was utilized to purchase a portfolio consisting of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

  Property and Equipment

     Property and equipment are stated at cost. Direct costs of construction are capitalized, including $1,793,000 and $853,000 of interest costs related to construction during 1997 and 1996, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Estimated useful lives of property and equipment are as follows:

Telecommunications networks.....................  5-20 years
Office equipment, furniture and other...........  3-5 years
Leasehold improvements..........................  the lesser of the estimated useful lives
                                                  or the terms of the
                                                  leases

  Intangible Assets

     Intangible assets primarily represent costs allocated in acquisitions to customer bases and contracts, software and related intellectual property and goodwill. Intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Customer contracts..............................  term of the contracts
Customer bases..................................  5 years
Software and related intellectual property......  5 years
Goodwill........................................  15-20 years

     Costs incurred in connection with securing the Company's debt facilities, including underwriting and advisory fees and other such costs, are deferred and amortized over the term of the financing using the straight-line method.

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

  Revenue Recognition

     The Company recognizes revenue on telecommunications and enhanced communications services in the period that services are provided.

  Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98), issued in February 1998, nominal issuances of shares during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of common stock equivalent shares as if such shares and options were outstanding for all periods

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

presented. The provisions of SAB 98 require retroactive application; as such, pro forma net loss per share amounts and shares used in computation of pro forma net loss per share for all prior periods have been restated.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which revises the calculation and presentation provisions of Accounting Principles Board (APB) Opinion No. 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997, and retroactive application is required. Implementation of SFAS 128 did not have a material effect on the Company's earnings per share amounts reported prior to that date.

  Stock-Based Compensation

     As allowed by Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has chosen to account for compensation cost associated with its stock option plans in accordance with APB Opinion No. 25.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral. The Company's allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

 3. ACQUISITIONS

     On November 1, 1997, the Company acquired all of the outstanding shares of Start Technologies Corporation (Start), a shared tenant services provider offering local and long distance services, Internet access and customer premise equipment management in Texas and Arizona. The Company paid consideration for the transaction consisting of $20.0 million in cash, 441,336 shares of Class A common stock, and the assumption of approximately $5.3 million of liabilities, the majority of which were repaid.

     On October 1, 1997, the Company acquired all of the outstanding shares of Chadwick Telecommunications Corporation (Chadwick), a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of the Company. The purchase price of the transaction consisted of a $5.0 million promissory note payable, due January 1, 1998, issuance of 257,151 shares of Class A common stock, and the repayment of long-term debt and other liabilities totaling $6.6 million. The merger agreement also provides for additional payments of up to a maximum of 192,863 shares of Class A common stock over a two-year period, with these payments being contingent upon the acquired operation achieving specified performance goals.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

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

     In December 1996, the Company acquired ITC, a switched-based long distance reseller based in Salt Lake City, Utah. Consideration for the acquisition of ITC consisted of a cash payment of $4.0 million, of which $2.6 million was placed into escrow to be paid during 1998, plus the issuance of 397,202 Class A Units of the Company valued at approximately $5.0 million, which were subsequently converted into 519,950 shares of the Company's Class B common stock. The Company has granted the seller an option requiring the Company to repurchase such shares at $19.92 per share beginning in the fourth quarter of 1999. This repurchase obligation will terminate if during the three-year period commencing March 25, 1998, the average daily closing price of the Class A common stock during any consecutive 60 trading day period is greater than $19.92.

     In January 1996, the Company acquired certain assets of FoneNet, Inc. and U.S. Network, Inc. through NEXTLINK Ohio, L.L.C. Consideration for the purchase consisted of a cash payment of $9.6 million, the issuance of 287,721 Class A Units of the Company, valued at $651,933, plus the assumption of capital lease obligations of $6.1 million.

     The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. The aggregate purchase price for the acquisitions occurring in 1997 and 1996 were allocated based on fair values as follows (in thousands):

                                                    1997       1996
                                                   -------    -------
Fair value of tangible assets acquired and
  liabilities assumed............................  $12,525    $12,579
Fair value of intangible assets acquired.........   70,705     16,425
                                                   -------    -------
                                                   $83,230    $29,004
                                                   =======    =======
Purchase price...................................  $83,230    $29,004
                                                   =======    =======

     The following unaudited condensed pro forma information presents the results of operations of the Company for the years ended December 31, 1997 and 1996 as if the above transactions had occurred on January 1, 1996 (in thousands, except per share amounts):

                                                  1997         1996
                                                ---------    --------
Revenue.......................................  $  79,070    $ 58,050
Net loss......................................  $(134,404)   $(74,423)
Net loss per share............................  $   (3.12)   $  (1.89)

     The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the purchases been made on January 1, 1996, or of the future anticipated results of operations of the combined companies.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

 4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following components (in thousands):

                                                     DECEMBER 31,
                                                  -------------------
                                                    1997       1996
                                                  --------    -------
Telecommunications networks.....................  $189,629    $66,762
Office equipment, leasehold improvements,
  furniture and other...........................    38,979     18,097
                                                  --------    -------
                                                   228,608     84,859
Less accumulated depreciation...................    36,417      8,369
                                                  --------    -------
                                                   192,191     76,490
Network construction in progress................    61,462     21,294
                                                  --------    -------
                                                  $253,653    $97,784
                                                  ========    =======

     In June 1997, the Company entered into an eight-year operating lease agreement, with an option to renew for five additional years, with a company that has excess fiber capacity in Atlanta, Chicago, New York City, Newark, New Jersey, and Philadelphia which it agreed to make available to the Company in each of those markets. Payment in exchange for use of the leased network will be based on monthly charges for actual services provided. In connection with this lease agreement, the Company also issued to the lessor 176,534 shares of Class A common stock in June 1997 for certain exclusivity rights to the excess capacity.

     In addition to the capacity arrangement described above, in June 1997, the Company entered into a 20-year capital lease over an existing 47-mile fiber network in New York City. In connection with this arrangement, the Company paid $11 million in full satisfaction of its obligation under the lease, $6 million of which was placed in escrow pending completion of certain building connections by the lessor. As of December 31, 1997, $4.1 million remained in escrow.

5. OTHER ASSETS

     Other assets consisted of the following components (in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
Customer bases...................................  $53,033    $12,003
Equity investments...............................    8,021      3,853
Financing costs..................................   21,552      9,822
Cash held in escrow for acquisitions.............       --      8,682
Advances to business to be acquired..............       --      1,490
Other noncurrent assets..........................    8,415      4,627
                                                   -------    -------
                                                    91,021     40,477
Less accumulated amortization....................   12,251      5,261
                                                   -------    -------
                                                   $78,770    $35,216
                                                   =======    =======

     The Company's equity investments include (i) a 40% investment in Nevada L.L.C., which operates a fiber optic telecommunications network serving the Las Vegas market and (ii) a $3.7 million investment in convertible preferred stock of Intermind Corporation (Intermind). Intermind has developed and patented an interactive communications tool for the World Wide Web and intranet applications.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

 6. LONG-TERM DEBT

     On October 1, 1997, the Company sold $400 million in aggregate principal amount of 9 5/8% Senior Notes due October 1, 2007, which, after deducting issue costs, resulted in net proceeds to the Company of $388.5 million. Interest payments on the 9 5/8% Senior Notes are due semi-annually. The 9 5/8% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at established redemption prices which decline to 100% of the stated principal amount thereof by October 1, 2005.

     On April 25, 1996, the Company completed the sale and issuance of $350 million in principal amount of 12 1/2% Senior Notes due April 15, 2006. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999 and used an additional $32.2 million to repay advances and accrued interest from Eagle River. In addition, the Company incurred costs of $9.8 million in connection with the financing (including underwriter discounts and commissions). Interest payments on the 12 1/2% Senior Notes are due semi-annually. The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at established redemption prices which decline to 100% of the stated principal amount thereof by April 15, 2004. As of December 31, 1997, the approximate fair value of the 12 1/2% Senior Notes was $402.5 million, based on quoted market prices.

     The indentures pursuant to which the 9 5/8% and 12 1/2% Senior Notes (the Notes) are issued contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

     In the event of a change in control of the Company as defined in the indentures, holders of the Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

 7. REDEEMABLE PREFERRED STOCK

     On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998, which resulted in gross proceeds to the Company of $285 million, and proceeds net of underwriting discounts, advisory fees and expenses of $274 million. The contingent warrants expired unused on October 31, 1997 (30 days after the Company's initial public offering of its Class A common stock). Dividends on the Preferred Shares accrue from January 31, 1997 and are payable quarterly, commencing on May 1, 1997, at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. As of December 31, 1997, the approximate fair value of the Preferred Shares was $345.1 million, based on quoted market prices.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

     Subject to certain conditions and the modifications of covenants, the Preferred Shares are exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the Senior Subordinated Notes would be substantially the same as those of the Company's outstanding 12 1/2% Senior Notes due April 15, 2006.

 8. INCOME TAXES

     Prior to January 31, 1997, the Company was organized and operated as a limited liability company that was classified and taxed as a partnership for federal and state income tax purposes. Effective February 1, 1997, the Company became subject to federal and state income taxes directly as a C corporation, which resulted in the Company recording a deferred tax liability and deferred tax provision at that time.

     Components of deferred tax assets and liabilities as of February 1, 1997 (date of conversion to a C corporation) and December 31, 1997 are as follows (in thousands):

                                               FEBRUARY 1,    DECEMBER 31,
                                                  1997            1997
                                               -----------    ------------
Deferred tax assets:
  Amortization...............................    $   994        $  1,116
  Capitalized costs..........................      4,076           6,508
  Provisions not currently deductible........        252           1,191
  Net operating loss carryforwards...........         --          47,734
                                                 -------        --------
Total deferred tax assets....................      5,322          56,549
Valuation allowance..........................         --         (34,064)
                                                 -------        --------
                                                   5,322          22,485
Deferred tax liabilities:
  Depreciation...............................       (705)         (1,499)
  Purchase acquisitions......................     (6,458)        (20,374)
  Other......................................       (686)           (612)
                                                 -------        --------
Total deferred tax liabilities...............     (7,849)        (22,485)
                                                 -------        --------
Net deferred taxes...........................    $(2,527)       $     --
                                                 =======        ========

     During 1997, the valuation allowance increased $34.1 million, thereby fully reserving the Company's net deferred tax assets as of December 31, 1997.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $119.3 million, which are available to offset future federal and state taxable income, if any, through 2012.

     A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                          YEAR ENDED
                                                       DECEMBER 31, 1997
                                                       -----------------
Statutory rate.......................................         34.0%
State income taxes, net of federal benefit...........          6.0%
Conversion to C corporation..........................         (1.9%)
Valuation allowance for deferred tax assets..........        (26.1%)
Purchase acquisitions................................        (12.0%)
                                                             -----
                                                                --%
                                                             =====

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

 9. SHAREHOLDERS' EQUITY (DEFICIT)

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

     From January 31, 1997, the Company had two classes of common stock outstanding, Class A common stock and Class B common stock. The Company's Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share.

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

     Prior to January 31, 1997, the Company's limited liability company agreement provided for both Class A and Class B membership interests in the Company. Class A Unit holders were entitled to a preferred return on their investment in the Company plus a return of their capital upon the dissolution of the Company. Class B Units were granted in connection with the Company's Amended and Restated Equity Option Plan (EOP). Although Class B Units, when exercised, constituted an ownership interest in the Company, the interest was limited to the appreciation in the value of the Company, or the distributable profits interest, if any, of the Company. The valuation of the membership units was determined by the EOP Administrative Committee. As of December 31, 1996, the value of the Class A Units was determined to be approximately $9.88, and the appreciation interest per unit for Class B Units was approximately $7.93.

     Effective January 1, 1996, the Company merged four of its five operating subsidiaries with newly formed entities owned by the Company. As a result of these mergers, the entities and individuals holding minority interests in the subsidiaries exchanged these interests for 1,695,263 Class A Units of the Company (representing an approximate 5.9% ownership interest in the Company) which were valued at approximately $5.6 million. NEXTLINK Washington, L.L.C. did not participate in the merger. The transaction was accounted for as a purchase of minority interests. Accordingly, the $2.9 million excess of the purchase price over the book value of the interests acquired was recorded as goodwill.

     In addition to the exchange of equity interests, the Company exchanged options to acquire equity interests in the subsidiaries for options to acquire Class B Units in the Company. In connection with this transaction, the Company issued 862,219 options with exercise prices of $0.02 and four-year vesting schedules. These options had substantially the same economic values and vesting schedules as the subsidiary options which were exchanged.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

10. PRO FORMA NET LOSS PER SHARE

     Shares used in the computation of net loss per share amounts were calculated as follows:

                                                                 1997          1996
                                                              ----------    ----------
Weighted average common shares outstanding..................  41,144,275    36,208,588
Nominal issuances during the 12 month period prior to the
  Company's filing of its IPO, treated as if outstanding for
  all periods presented.....................................   1,911,610     3,103,894
                                                              ----------    ----------
Shares used in computation of pro forma net loss per
  share.....................................................  43,055,885    39,312,482
                                                              ==========    ==========

     Subsequent to the Company's IPO and through December 31, 1997, options to purchase 307,164 shares of common stock were issued but were not included in the computation of net loss per share, as these options did not fall under the provisions of SAB 98 and inclusion of such options would have been antidilutive.

11. STOCK OPTIONS

     Prior to February 1997, the Company maintained an Equity Option Plan which provided for the granting of equity option interests in the Company. These option grants were considered compensatory and were accounted for similarly to stock appreciation rights. The Company recognized compensation expense over the vesting periods based on the excess of the fair value of the equity option interests, as determined by the Administrative Committee, over the exercise price of the option interests. Such expense was periodically adjusted for changes in the fair value of the equity interest units. These option interests vested ratably over a four-year period, although some retained vesting schedules of previous option plans which, in most cases, vested 20% at employment and 20% at the end of each subsequent year.

     In connection with the incorporation of the Company (see Note 9), the Company established the NEXTLINK Communications, Inc. Stock Option Plan (the
Plan) to replace the Equity Option Plan and to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. All options outstanding under the Equity Option Plan were regranted under the new Plan with terms and conditions substantially the same as under the Equity Option Plan, except that option holders will no longer have the option to require the Company to repurchase units for cash upon exercise of such units, nor will the Company have the option to repurchase exercised units for cash. The Company has reserved 4,413,360 shares of Class A common stock for issuance under the Plan. The options generally vest ratably over four years and expire no later than 10 years after the date of grant, with the exception of options originally granted under the Equity Option Plan, which expire 15 years after the date of grant.

     The exercise price of qualified stock options granted under the Plan may not be less than the fair market value of the common shares on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined at the discretion of the Board of Directors. Stock options granted at prices below fair market value at the date of grant are considered compensatory, and compensation expense is deferred and recognized ratably over the option vesting period based on the excess of the fair market value of the stock at the date of grant over the exercise price of the option. In connection with the regranting of options under the new Plan, the Company reclassified the deferred compensation liability relating to compensatory options issued under the Equity Option Plan to common stock, stated at amounts paid in. The remaining, unrecognized compensation expense attributable to these compensatory options was also recorded as deferred compensation, a contra-equity balance, and will be recognized over the remaining vesting periods of the options.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

     During 1997, the Company recorded approximately $2,355,000 and $892,000 of deferred compensation expense related to the Stock Option Plan and Equity Option Plan, respectively. For the year ended December 31, 1996, the Company recorded approximately $9,914,000 of deferred compensation expense related to the Equity Option Plan.

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1997 and 1996 would have been as follows (in thousands, except per share amounts):

                                                          1997         1996
                                                        ---------    --------
Net loss applicable to common shares -- as reported...  $(168,324)   $(71,101)
Net loss applicable to common shares -- pro forma.....  $(182,571)   $(64,512)

Net loss per share -- as reported.....................  $   (3.91)   $  (1.81)
Net loss per share -- pro forma.......................  $   (4.24)   $  (1.64)

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 5.31% to 7.05%; expected option lives of 3 to 5 years; expected volatility of 45%; and no expected dividends. The weighted average fair value of options granted during 1997 and 1996 was $5.94 and $6.87, respectively.

     Information with respect to the Equity Option Plan and Stock Option Plan is as follows:

                                                SHARES                           WEIGHTED
                                               SUBJECT       OPTION PRICE        AVERAGE
                                              TO OPTION         RANGE         EXERCISE PRICE
                                              ----------    --------------    --------------
Options outstanding at December 31, 1995....  1,594,471     $0.02                 $0.02
  Granted...................................    455,018     $0.02 -  7.93         $1.93
  Canceled..................................    (44,843)    $0.02                 $0.02
                                              ---------
Options outstanding at December 31, 1996....  2,004,646     $0.02 -  7.93         $0.45
  Granted...................................  2,569,156     $7.93 - 26.50         $9.24
  Canceled..................................   (205,398)    $0.02 - 21.31         $1.19
  Exercised.................................   (672,878)    $0.02 -  7.93         $0.18
                                              ---------
Options outstanding at December 31, 1997....  3,695,526     $0.02 - 26.50         $6.45
                                              =========

                               OPTIONS OUTSTANDING
                 -----------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED                        ----------------------------
                                   AVERAGE           WEIGHTED                       WEIGHTED
   RANGE OF        OPTIONS        REMAINING          AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------   ----------------   --------------   -----------   --------------
$ 0.02 - $ 1.00   1,146,886         12.54             $ 0.23         411,470         $ 0.10
$ 1.01 - $14.00   2,289,755         10.82             $ 7.95         103,256         $ 7.93
$14.01 - $26.50     258,885          9.92             $20.53         110,308         $21.94

     At December 31, 1997, 44,956 shares of Class A common stock were available for future grants. The Board of Directors has authorized an increase of 5,441,336 in the number of shares that may be issued pursuant to options under the Plan, subject to shareholder approval. The Company has received an irrevocable proxy from its majority shareholder approving the increase.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Supplemental disclosure of the Company's cash flow information is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1997           1996
                                                         ---------      ---------
Noncash financing and investing activities were as
  follows:
  Class A common stock issued under lease
     arrangement.......................................   $ 1,400        $    --
                                                          =======        =======
  Redeemable preferred stock dividends, paid in
     redeemable preferred shares.......................   $31,102        $    --
                                                          =======        =======
  Accrued redeemable preferred stock dividends, payable
     in redeemable preferred shares, and accretion of
     preferred stock redemption obligation.............   $ 8,218        $    --
                                                          =======        =======
  Issuance of notes payable and assumption of
     liabilities in acquisitions.......................   $21,280        $ 8,228
                                                          =======        =======
  Issuance of Class A common stock in acquisitions.....   $16,524        $    --
                                                          =======        =======
  Capital lease obligations assumed....................   $ 4,725        $ 1,377
                                                          =======        =======
  Members' equity recorded in Recapitalization.........   $    --        $ 5,574
                                                          =======        =======
  Goodwill recorded in Recapitalization................   $    --        $ 2,907
                                                          =======        =======
  Exchange of minority interests for Class A units.....   $    --        $ 2,667
                                                          =======        =======
Cash paid for interest.................................   $44,865        $20,912
                                                          =======        =======

13. COMMITMENTS AND CONTINGENCIES

     Capitalized leases consist of leases of telecommunications equipment and fiber optic networks. The Company is also leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2028.

     Future minimum payments required under capital and operating leases that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1997 were as follows (in thousands):

                                                  CAPITAL    OPERATING
                                                  LEASES      LEASES
                                                  -------    ---------
Year ending December 31,
1998............................................  $ 3,285     $ 7,005
1999............................................    3,199       7,269
2000............................................    2,825       6,950
2001............................................    1,209       6,461
2002............................................    1,205       6,305
Thereafter......................................    5,174      22,695
                                                  -------
Total minimum lease payments....................   16,897
Less amounts representing interest..............    6,647
                                                  -------
Present value of future minimum lease
  payments......................................   10,250
Less amounts due in one year....................    2,610
                                                  -------
                                                  $ 7,640
                                                  =======

     Rent expense totaled approximately $6,376,000 and $2,248,000 in 1997 and 1996, respectively.

                         NEXTLINK COMMUNICATIONS, INC.

                           DECEMBER 31, 1997 AND 1996

14. SUBSEQUENT EVENTS

  Joint Venture

     In January 1998, the Company and Nextel Communications, Inc. (Nextel) formed a joint venture called NEXTBAND Communications, L.L.C. (NEXTBAND), which is owned 50% each by the Company and Nextel. On January 28, 1998, NEXTBAND filed an application with the FCC for which it paid a $50 million refundable deposit to participate in the FCC's Local Multipoint Distribution Service (LMDS) auction which began on February 18, 1998. Of the deposit amount, $25 million was deposited by the Company. LMDS is a fixed broadband point-to-multipoint service which the FCC and industry analysts anticipate will be used for the deployment of wireless local loop, high-speed data transfer and video broadcasting service. NEXTBAND has applied for and is eligible to bid on any of the markets being auctioned for the licenses, which could result in additional funds being contributed by the Company to NEXTBAND.

  Network Lease

     In February 1998, the Company entered into a 20-year capital lease for exclusive rights to multiple fibers and innerducts extending over 650 route miles throughout New York, New Jersey, Connecticut, Pennsylvania, Delaware, Maryland and Washington, D.C. The Company paid $92.0 million for the transaction, of which $80.3 million was placed into escrow pending completion and delivery of segments of the network route to the Company. The Company has the option to renew the lease for two additional 10-year terms.

  Financing

     On March 3, 1998, the Company completed the sale of $335 million in aggregate principal amount of 9% Senior Notes due March 15, 2008. Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses, totaled approximately $326.5 million. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003 at established redemption prices which decline to 100% of the stated principal amount thereof by March 15, 2006.

     The indenture pursuant to which the 9% Senior Notes are issued contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

     In the event of a change in control of the Company as defined in the indenture, holders of the 9% Senior Notes will have the right to require the Company to purchase their 9% Senior Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The 9% Senior Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NEXTLINK Capital, Inc.:

     We have audited the accompanying balance sheets of NEXTLINK Capital, Inc. (a Washington corporation) as of December 31, 1997 and 1996. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NEXTLINK Capital, Inc. as of December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Seattle, Washington,
March 12, 1998

                             NEXTLINK CAPITAL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1996
                                                              ----    ----
Cash in bank................................................  $100    $100
                                                              ====    ====
                           SHAREHOLDER'S EQUITY
Common stock, no par value,
  1,000 shares authorized, issued and outstanding...........  $100    $100
                                                              ====    ====

                    See accompanying note to balance sheets.

                             NEXTLINK CAPITAL, INC.

                             NOTE TO BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

 1. DESCRIPTION

     NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12 1/2% Senior Notes due April 15, 2006 of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date. NEXTLINK Capital's sole source and repayment for the 12 1/2% Senior Notes will be from the operations of NEXTLINK. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of NEXTLINK.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          NEXTLINK Communications, Inc.

Date: March 25, 1998                      By: /s/ WAYNE M. PERRY
                                            ------------------------------------
                                            Wayne M. Perry
                                            Chief Executive Officer, Director

                                          NEXTLINK Capital, Inc.

Date: March 25, 1998                      By: /s/ WAYNE M. PERRY
                                            ------------------------------------
                                            Wayne M. Perry
                                            Chief Executive Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998 by the following persons on behalf of the Registrants and in the capacities indicated:

                          NAME                                                TITLE
                          ----                                                -----

                   /s/ WAYNE M. PERRY                       Chief Executive Officer, Director
--------------------------------------------------------
                     Wayne M. Perry

                 /s/ KATHLEEN H. ISKRA                      Vice President, Chief Financial Officer
--------------------------------------------------------    (Principal Financial Officer and Principal
                   Kathleen H. Iskra                        Accounting Officer)

                  /s/ JAMES F. VOELKER                      President, Director
--------------------------------------------------------    (Principal Executive Officer)
                    James F. Voelker

                  /s/ STEVEN W. HOOPER                      Director
--------------------------------------------------------
                    Steven W. Hooper

                   /s/ CRAIG O. MCCAW                       Director
--------------------------------------------------------
                     Craig O. McCaw

                  /s/ DENNIS WEIBLING                       Director
--------------------------------------------------------
                    Dennis Weibling

                    /s/ SCOT JARVIS                         Director
--------------------------------------------------------
                      Scot Jarvis

                 /s/ WILLIAM A. HOGLUND                     Director
--------------------------------------------------------
                   William A. Hoglund

                  /s/ SHARON L. NELSON                      Director
--------------------------------------------------------
                    Sharon L. Nelson

                 /s/ JEFFREY S. RAIKES                      Director
--------------------------------------------------------
                   Jeffrey S. Raikes

                                              EXHIBIT INDEX

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
          3.1      Articles of Incorporation of NEXTLINK Communications Inc.(2)
          3.2      By-laws of NEXTLINK Communications, Inc.(2)
          3.3      Articles of Incorporation of NEXTLINK Capital, Inc.(1)
          3.4      By-laws of NEXTLINK Capital, Inc.(1)
          4.1      Form of Exchange Note Indenture, by and among NEXTLINK
                   Communications, Inc. and United States Trust Company of New
                   York, as trustee, relating to the Exchange Notes, including form of Exchange Notes.(2)
          4.2      Certificate of Designations of the Powers, Preferences and
                   Relative, Participating, Optional and Other Special Rights
                   of 14% Senior Exchangeable Redeemable Preferred Shares and
                   Qualifications, Limitations and Restrictions Thereof.(2)
          4.3      Form of stock certificate of 14% Senior Exchangeable
                   Redeemable Preferred Shares.(2)
          4.4      Indenture, dated as of April 25, 1996, by and among NEXTLINK
                   Communications, Inc., NEXTLINK Capital, Inc. and United
                   States Trust Company of New York, as Trustee, relating to
                   12 1/2% Senior Notes due April 15, 2006, including form of global note.(1)
          4.5      First Supplemental Indenture, dated as of January 31, 1997, by and among the Company, NEXTLINK Communications, L.L.C.,
                   NEXTLINK Capital and United States Trust Company of New
                   York, as Trustee.(2)
          4.6      Form of Indenture between United States Trust Company, as
                   Trustee and NEXTLINK Communications, Inc., relating to the
                   9 5/8% Senior Notes due 2007.(3)
          4.7      Form of Indenture between United States Trust Company, as
                   Trustee and NEXTLINK Communications, Inc., relating to the
                   9% Senior Notes Due 2008.
         10.1      Stock Option Plan of the Company.(2)
         10.2      First Amendment to Stock Option Plan of the Company.
         10.3      Registration Rights Agreement dated as of January 15, 1997, between the Company and the signatories listed therein.(2)
         10.4      Preferred Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and among the Company and the
                   Initial Purchasers.(2)
         10.5      Fiber Lease and Innerduct Use Agreement, dated as of
                   February 23, 1998, by and between NEXTLINK Communications,
                   Inc. and Metromedia Fiber Network, Inc.(4)
         10.6      Amendment No. 1 to Fiber Lease and Innerduct Use Agreement,
                   dated as of March 4, 1998, by and between NEXTLINK
                   Communications, Inc. and Metromedia Fiber Network, Inc.(4)
         21        Subsidiaries of the Registrants.
         27.1      Financial Data Schedule for the year ended December 31,
                   1997.
         27.2      Financial Data Schedule, restated for the periods ended
                   December 31, 1996, June 30, 1997 and September 30, 1997.

---------------
(1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).

(2) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).

(3) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).

(4) Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Issuer's Application Requesting Confidential Treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934.

     (c) REPORTS ON FORM 8-K

        None.