Form 10-Q
period 1998-03-31
NEXTLINK COMMUNICATIONS LLC
filed 1998-05-15
CIK 1015126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                       Commission file numbers: 000-22939


                          NEXTLINK Communications, Inc.
                             NEXTLINK Capital, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Washington                                          91-1738221
             Washington                                          91-1716062
   -------------------------------                           ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


      155 108th Avenue NE, 8th Floor, Bellevue, WA                       98004
      --------------------------------------------                    ----------
       (Address of principal executive offices)                       (Zip Code)


                                 (425) 519-8900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 1, 1998, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 20,053,919 and 33,483,502, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1(a).     Financial Statements

                          NEXTLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  (AMOUNTS AS OF MARCH 31, 1998 ARE UNAUDITED)


                                                    MARCH 31,         DECEMBER 31,
                                                     1998                1997
                                                  ----------          ----------
                         ASSETS
Current assets:
    Cash and cash equivalents ..........          $  438,027          $  389,074
    Marketable securities ..............             632,683             353,283
    Accounts receivable, net ...........              22,364              22,955
    Other ..............................              13,200               4,530
    Pledged securities .................              42,400              41,425
                                                  ----------          ----------
        Total current assets ...........           1,148,674             811,267
Pledged securities .....................              21,142              21,185
Property and equipment, net ............             298,752             253,653
Goodwill, net ..........................              51,569              52,278
Other assets, net ......................             242,448              78,770
                                                  ----------          ----------
        Total assets ...................          $1,762,585          $1,217,153
                                                  ==========          ==========



                                  --Continued--

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  (AMOUNTS AS OF MARCH 31, 1998 ARE UNAUDITED)


                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1998                 1997
                                                                                -----------         -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable ...................................................        $    31,923         $    26,776
    Accrued expenses ...................................................             61,070              13,082
    Notes payable ......................................................              1,977               8,234
    Accrued interest payable ...........................................             41,577              18,880
    Current portion of capital lease obligations .......................              1,775               2,610
                                                                                -----------         -----------
        Total current liabilities ......................................            138,322              69,582
Long-term debt .........................................................          1,084,328             750,000
Capital lease obligations ..............................................              5,724               7,640
Other long-term liabilities ............................................              2,884               3,202
                                                                                -----------         -----------
        Total liabilities ..............................................          1,231,258             830,424
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation preference $334,800;
  6,543,302 and 6,322,031 shares issued and outstanding in 1998 and
  1997, respectively; 6 1/2% Convertible Preferred, 4,000,000 and 0
  shares issued and outstanding in 1998 and 1997, respectively .........            518,770             313,319
Common stock subject to redemption, par value $0.02 per
  share, 63,355  and 456,595 Class A and Class B shares,
  respectively, issued and outstanding in 1998; 519,950 Class B shares
  issued and oustanding in 1997 ........................................              4,950               4,950
Shareholders' equity:
    Common Stock, par value $0.02 per share, stated at amounts paid in;
      Class A, 110,334,000 shares authorized, 19,720,924 and 19,167,899 shares issued and outstanding in 1998 and 1997, respectively;
      Class B, 44,133,600 shares authorized, 33,286,882 and 33,746,573
      shares issued and outstanding in 1998 and 1997, respectively .....            334,067             330,561
    Deferred compensation ..............................................            (10,092)             (9,596)
    Accumulated deficit ................................................           (316,368)           (252,505)
                                                                                -----------         -----------
        Total shareholders' equity .....................................              7,607              68,460
                                                                                -----------         -----------
        Total liabilities and shareholders' equity .....................        $ 1,762,585         $ 1,217,153
                                                                                ===========         ===========



See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------
Revenue ...............................................        $     26,545         $     10,067

Costs and expenses:
    Operating .........................................              24,550                9,904
    Selling, general and administrative ...............              31,957               13,274
    Deferred compensation .............................                 624                  892
    Depreciation ......................................               6,494                2,848
    Amortization ......................................               3,689                1,558
                                                               ------------         ------------
        Total costs and expenses ......................              67,314               28,476
                                                               ------------         ------------
Loss from operations ..................................             (40,769)             (18,409)

Interest income .......................................              11,735                5,029
Interest expense ......................................             (23,278)             (11,043)
                                                               ------------         ------------

Net loss ..............................................        $    (52,312)        $    (24,423)
                                                               ============         ============

Preferred stock dividends and accretion of preferred
    stock redemption obligation, including issue costs         $    (11,551)              (6,803)
                                                               ------------         ------------
Net loss applicable to common shares ..................        $    (63,863)        $    (31,226)
                                                               ============         ============

Net loss per share ....................................        $      (1.19)        $      (0.79)
                                                               ============         ============

Shares used in computation of net loss per share ......          53,482,222           39,312,482
                                                               ============         ============



See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------------------------
                                                                  1998                1997
                                                              -----------         -----------
OPERATING ACTIVITIES:
Net loss .............................................        $   (52,312)        $   (24,423)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Deferred compensation expense ....................                624                 892
    Equity in loss of affiliates .....................                723                 495
    Depreciation and amortization ....................             10,183               4,406
Changes in assets and liabilities, net of effects from
  acquisitions:
    Accounts receivable ..............................                591              (1,756)
    Other assets .....................................            (10,091)             (2,234)
    Accounts payable .................................             (1,946)             (2,073)
    Accrued expenses and other liabilities ...........              5,316                (367)
    Accrued interest payable .........................             22,697              10,937
                                                              -----------         -----------
Net cash used in operating activities ................            (24,215)            (14,123)

INVESTING ACTIVITIES:
Purchase of property and equipment ...................            (44,501)            (17,648)
Net assets acquired in business and asset acquisitions
  (net of cash acquired) .............................                 --             (41,239)
Cash withdrawn from escrow to be used in business
  acquisition ........................................                 --               6,000
Assets acquired in network lease agreement ...........            (92,000)                 --
Contribution to NEXTBAND for purchase of spectrum
  licenses ...........................................            (25,000)                 --
Investments in unconsolidated affiliates .............                 --              (1,800)
Purchase of marketable securities ....................         (1,248,157)            (59,635)
Sale of marketable securities ........................            968,757                  --
                                                              -----------         -----------
Net cash used in investing activities ................           (440,901)           (114,322)



                                 -- Continued --

                          NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                   1998              1997
                                                                ---------         ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock        $ 193,900         $ 274,000
Repayment of note payable ..............................           (6,257)               --
Repayment of capital lease obligations .................           (2,751)             (428)
Proceeds from issuance of common stock upon exercise of
   stock options .......................................              235                --
Repayment of loans to related parties ..................            2,151                --
Proceeds from issuance of senior notes (net of discount)          334,328                --
Costs incurred in connection with financing ............           (7,537)               --
                                                                ---------         ---------
Net cash provided by financing activities ..............          514,069           273,572
                                                                ---------         ---------
Net increase in cash and cash equivalents ..............           48,953           145,127

Cash and cash equivalents, beginning of period .........          389,074            76,807
                                                                ---------         ---------
Cash and cash equivalents, end of period ...............        $ 438,027         $ 221,934
                                                                =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
    Redeemable preferred stock dividends, paid in
      redeemable preferred shares ......................        $  11,064         $      --
                                                                =========         =========
    Accrued cumulative redeemable preferred stock
      dividends, payable in redeemable preferred shares         $     488         $   6,803
                                                                =========         =========
    Accrued contribution to NEXTBAND for purchase of
      spectrum licenses ................................        $  42,354         $      --
                                                                =========         =========
Cash paid for interest .................................        $     587         $     244
                                                                =========         =========

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

    The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The Company's investment in Telecommunications of Nevada, L.L.C. (Nevada L.L.C.), a limited liability company in which the Company has a 40% interest and which operates a network that is managed by the Company in Las Vegas, Nevada, is accounted for on the equity method. All operational statistics of the Company included in this Report include 100% of the operational statistics of Nevada L.L.C. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

    The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 25, 1998.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   FINANCINGS

    Debt

    On March 3, 1998, the Company completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008. Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003.

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

    Redeemable Preferred Stock

    On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% cumulative convertible preferred stock (6 1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $193.9 million. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to customary adjustments). The Company may cause such conversion rights to expire if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period after April 15, 2001 and through April 15, 2006. Dividends on the 6 1/2% Preferred Stock accrue from March 31, 1998 and are payable in cash quarterly, beginning on June 30, 1998, at an annual rate of 6 1/2% of the liquidation preference thereof. The Company is required to redeem all of the 6 1/2% Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

3.  NETWORK LEASE

    In February 1998, the Company entered into a 20-year capital lease for exclusive rights to multiple fibers and innerducts throughout New York, New Jersey, Connecticut, Pennsylvania, Delaware, Maryland and Washington D.C. The Company paid $92.0 million in the transaction, of which $80.3 million was placed into escrow pending completion and delivery of segments of the network route to the Company. The payment was recorded as a long-term asset, and will be reclassified as property and equipment as portions of the network are completed. The Company has the option to renew the lease for two additional 10-year terms.

4.  JOINT VENTURE

    In January 1998, the Company and Nextel Communications, Inc. (Nextel), a nationwide provider of wireless telephone services, formed a joint venture called NEXTBAND Communications, L.L.C. (NEXTBAND), which is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets covering approximately 105 million POPs, or persons located within the licensed areas owned, in the FCC's recently concluded local multipoint distribution service (LMDS) auctions. NEXTBAND's total bid in the LMDS auctions was $134.7 million. NEXTLINK and Nextel have each contributed $25.0 million to fund the license payment, and the balance is expected to be payable in the second quarter of 1998. NEXTLINK and Nextel are developing a strategy to implement LMDS technology as a cost-effective enhancement to their respective businesses.

5.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

6.  SUBSEQUENT EVENT

    On April 1, 1998, the Company completed the sale of 9.45% Senior Discount Notes (9.45% Notes), due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to the Company of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes will accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003. The 9.45% Notes are redeemable at the option of the Company, in whole or in part, at any time after April 15, 2003.

    The indenture pursuant to which the 9.45% Notes are issued contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

    In the event of a change in control of the Company as defined in the indenture, holders of the 9.45% Notes will have the right to require the Company to purchase their 9.45% Notes, in whole or in part, at a price equal to 101% of the accreted value thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The 9.45% Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

PART I.        FINANCIAL INFORMATION

Item 1(b).     Financial Statements

                             NEXTLINK CAPITAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   MARCH 31,
                                                               1998        1997
                                                               ----        ----
ASSETS
Cash in bank ..........................................        $100        $100
                                                               ====        ====

SHAREHOLDER'S EQUITY
Common stock, no par value,
    1,000 shares authorized, issued and outstanding ...        $100        $100
                                                               ====        ====



                             NOTES TO BALANCE SHEETS

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

2.   BASIS OF PRESENTATION

    The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 25, 1998.

PART I.      FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Since its inception in 1994, the Company has executed a strategy of constructing and acquiring fiber optic networks and acquiring related telecommunications businesses. Over this period, the Company has pursued this strategy by constructing, acquiring, leasing fibers or capacity on, and entering into agreements to acquire local telecommunications networks.

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

    The table below provides selected key financial and operating data (dollars are in thousands):

                                                            AS OF AND
                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                     1998                1997
                                                  ---------           ---------
FINANCIAL DATA:
Gross property and equipment ...........          $ 341,664           $ 136,217
EBITDA (1) .............................          $ (29,962)          $ (13,111)

OPERATING DATA (2):
Route miles (3) ........................              2,036               1,355
Fiber miles (4) ........................            141,788              90,378
On-net buildings connected (5) .........                571                 449
Off-net buildings connected (6) ........              5,947                  --
Switches installed .....................                 14                  10
Access lines in service (7) ............             72,834              11,256
Employees ..............................              1,499                 679

 (1) EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet future debt service, capital expenditure and working capital requirements.
 (2) The operating data includes 100% of the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.
 (3) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.
 (4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.

 (5) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled incumbent local exchange carrier
        (ILEC) facilities.
 (6) Represents buildings connected to the Company's networks through leased or unbundled ILEC facilities.
 (7) Represents the number of access lines in service, including those lines that are provided through resale of Centrex services, for which the Company is billing services. Access lines in service as of March 31, 1998 includes 1,811 access lines acquired with the Company's shared tenant services business.

    The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and ILEC central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of March 31, 1998, the Company had 12 operational Nortel DMS 500 switches, including one switch in its NEXTLAB facility, and currently plans to install three additional switches by the end of the second quarter of 1998. NEXTLAB is a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center.

    The Company also provides enhanced communications services including interactive voice response (IVR) services, which provide an interface between the Company's clients and their customers for a variety of applications. Historically, the Company has derived a substantial portion of its revenues from its IVR services. As local and long distance revenues are expected to grow more rapidly than revenues from the Company's enhanced communications services, the Company anticipates that, over the next five years, local and long distance revenues will account for a significantly higher percentage of total revenues.

    The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, substantial portions of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this will enhance the Company's financial performance by increasing the traffic flow over the Company's networks. The Company has recently entered into leased dark fiber and fiber capacity arrangements which allow the Company, by installing one or more switches and related electronics, to enter a market prior to completing construction of its own fiber optic network.


RESULTS OF OPERATIONS

    Revenue increased 164% to $26.5 million during the first quarter of 1998, from $10.1 million in the same period in 1997. The increase was driven by 239% growth in revenues from bundled local and long distance services and dedicated services, as well as by the acquisitions of Start Technologies Corporation (Start) and Chadwick Telecommunications Corporation (Chadwick) in the fourth quarter of 1997. Revenues reported in the first quarter of 1998 included $21.3 million derived from local and long distance, competitive access, dedicated line services and shared tenant services and $5.2 million derived from enhanced communications services, primarily IVR. The Company's IVR revenue comprised 18% and 30% of the Company's total revenues during the first quarter of 1998 and 1997, respectively. The revenues generated by this subsidiary have tended to fluctuate from quarter to quarter, as the revenues are generally event driven and seasonal in nature.

    The Company began offering switched local and long distance services in seven of its markets in July 1996, and in 18 additional markets during 1997. Most recently, the Company began offering such services in Chicago, Illinois in February 1998. In addition, the Company has offered dedicated line services since January 1995 and has resold Centrex access lines since April 1995. The Company increased the number of customer access lines added during the quarter from 19,187 in the fourth quarter of 1997 to 22,703 during the first quarter of 1998. As of March 31, 1998, the Company had 72,834 access lines in service, compared to 11,256 as of March 31, 1997, and 50,131 as of December 31, 1997. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods. Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as the Company converts those customers to its own network.

    Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 148% in the first quarter of 1998 to $24.6 million, an increase of $14.6 million over the first quarter of 1997. This increase was attributed to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in operating costs over those in the first quarter of 1997.

    Selling, general and administrative (SG&A) expenses include salaries and related personnel costs, facilities expenses, sales and marketing, systems development costs, consulting and legal fees and equity in loss of affiliates. SG&A increased 141% in the three month period ended March 31, 1998, as compared to the corresponding period in 1997. The increase was due to the Company's increase in employees, as well as other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets.

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

    Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the Start and Chadwick acquisitions in the fourth quarter of 1997.

    Interest expense increased 109% in the first quarter of 1998 over the comparable period in the prior year due to an increase in the Company's average outstanding indebtedness over the respective periods, primarily relating to the 9 5/8% Senior Notes issued in October 1997. See "--Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during the first quarter of 1998 totaled $0.5 million. Interest expense will increase in future periods in conjunction with the sale of $335.0 million in aggregate principal amount of 9% Senior Notes on March 3, 1998, and the 9.45% Senior Discount Notes on April 1, 1998. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes. The 133% increase in interest income in the first quarter of 1997 over the same period in 1996 corresponded to the increase in the Company's average outstanding cash balances.


LIQUIDITY AND CAPITAL RESOURCES

    The competitive local telecommunications service business is a capital-intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks;

and the funding of operating losses during the start-up phase of each market. During the first three months of 1998, the Company used $24.2 million in cash for operating activities, compared to $14.1 million for the same period in the prior year. The increase was primarily due to a substantial increase in the Company's activities associated with the continued development and expansion of switched local and long distance service operations. During the first three months of 1998, the Company invested an additional $44.5 million in property and equipment. During the same period in 1997, the Company invested $17.6 million in property and equipment, and $37.0 million in acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

    In February 1998, the Company signed a definitive agreement with Metromedia Fiber Network for exclusive rights to multiple fibers and innerducts for 20 years, with two 10-year renewals. The route covered by the agreement extends from Manhattan to White Plains (NY), to Stamford (CT), to Newark (NJ) and south from Manhattan through Philadelphia, Wilmington (DE), Baltimore, and to Washington (DC). The route will offer frequent splice points within metropolitan areas and on routes between metropolitan areas, as well as provide access to ILEC central and tandem switching offices. The Company paid $92.0 million in cash for this transaction, $80.3 million of which was placed into escrow, to be released as segments of the route are constructed and delivered to the Company.

    In January 1998, the Company and Nextel Communications, Inc. (Nextel) formed NEXTBAND, a joint venture that is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets in the FCC's recently-concluded local multipoint distribution service (LMDS) auctions. NEXTBAND's total bid in the LMDS auctions was $134.7 million. NEXTLINK and Nextel have each contributed $25.0 million to fund the license payment, and the balance is expected to be payable in the second quarter of 1998. The Company is in process of defining its operational and financial relationships with NEXTBAND and Nextel, as well as its plans for implementation of an LMDS strategy, which could involve substantial additional capital expenditures.

    On March 3, 1998, the Company completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008. Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually, beginning September 1998.

    On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% cumulative convertible preferred stock (6 1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $193.9 million. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to customary adjustments). Dividends on the 6 1/2% Preferred Stock accrue from March 31, 1998 and are payable quarterly in cash, beginning on June 30, 1998.

     On April 1, 1998, the Company completed the sale of 9.45% Senior Discount Notes (9.45% Notes), due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to the Company of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes will accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003.

    The Company will use the net proceeds from the sale of the 9% Senior Notes, the 6 1/2% Preferred Stock and the 9.45% Notes and existing unrestricted cash balances for expenditures relating to the development, construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform, (iv) the acquisition of LMDS spectrum purchased in the FCC's auction and the construction and deployment of associated facilities and (v) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

    As of March 31, 1998, the Company had unrestricted cash and investments of $1,070.7 million and $1,461.6 million on a pro forma basis after giving effect to the April 1, 1998 sale of the 9.45% Notes. The Company's current plan contemplates an aggressive expansion into a number of new markets. The Company may pursue various alternatives for achieving its growth strategy, including: additional network construction; additional leases of network capacity from third party providers; acquisitions of existing networks; and spectrum that was purchased during the LMDS auctions and associated facilities construction and deployment. The Company also anticipates that a substantial amount of additional capital expenditures will be made in 1999 and beyond. The funding of these capital expenditures is expected to be provided by existing cash balances, future vendor and/or credit facilities, future public or private sales of debt securities, future sales of public or private capital stock and joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on its outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

    In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes, the 9 5/8% Senior Notes, the 9% Senior Notes and the 9.45% Notes (collectively referred to as the Senior Notes). Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the 14% Senior Exchangeable Redeemable Preferred Shares and 6 1/2% Preferred Stock (collectively referred to as the Preferred Shares) contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and/or issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Senior Notes and Preferred Shares as of March 31, 1998.


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include: the Company's plans to build and acquire networks and offer services in new areas, expand its current networks and explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers; the Company's presence in the marketplace and its ability to provide a single source solution for the telecommunications needs of its customers; the Company's anticipated development of new markets; its expected number of addressable business lines by the end of 1998 and 1999; its plans to install additional switches by the end of the second quarter of 1998; its anticipation regarding the percentage of revenues accounted for by local and long distance services; its expectation regarding incremental revenues, incremental operating expenses and contributions to cash flow; the Company's belief regarding its financial performance and traffic flow over its networks; its use of proceeds from various financings; its anticipated capital expenditures; and other statements contained herein regarding matters that are not historical facts. Management wishes to caution the reader that these forward-looking statements are only predictions. These statements are based on a number of assumptions that ultimately could prove inaccurate and, therefore, no assurance can be given that the future results will be achieved. Actual events or results may differ materially as a result of a number of factors, including those identified in the Company's annual report on Form 10-KSB (File No. 333-04603). Factors that could affect performance include: the level of the Company's future negative cash flows and operating losses incurred by the Company until it establishes an adequate revenue base and generates substantial revenues from the provision of switched local and long distance services; successfully generating or raising on terms that the Company will consider acceptable sufficient capital to accommodate planned future expansion and expenditures; continued attraction and retention of qualified managerial, professional and technical personnel; timely installation of the required switches, fiber optic cable and associated electronics necessary to provide switched local service in a manner that will permit the resolution of technical problems; successfully negotiating new and, to the extent necessary, renegotiating existing interconnection agreements; successfully developing effective systems relating to ordering, provisioning and billing for telecommunications services; successfully offering, marketing and selling switched local services and other enhanced products and services in all of the Company's networks as quickly as practicable; sufficient access to the ILEC's networks and adequate cooperation therefrom to connect new customers to the Company's network on a timely basis; identifying, financing and completing suitable acquisitions; maintaining existing, and obtaining and maintaining new, franchises, permits and rights-of-way and any required governmental authorizations, franchises and permits on a timely basis; competition from incumbent providers and new entrants; the nature of regulatory, legislative and judicial developments; and rapid and significant changes in technology. These are representative of factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and economic conditions including interest rate fluctuations.

NEW ACCOUNTING STANDARD

        On April 9, 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The Company does not capitalize start-up costs as defined by SOP 98-5; as such, adoption of SOP 98-5 will not have a material impact on the Company's financial position.

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings

             The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 2.    Changes in Securities and Use of Proceeds

             On March 31, 1998, the Company issued and sold 4,000,000 shares of 6 1/2% cumulative convertible preferred stock (6 1/2% Preferred Stock) with a liquidation preference of $50 per share. Of the total shares sold, 3,980,000 were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the Act), and 20,000 shares were sold outside of the United States pursuant to Regulation S of the Act. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses were $193.9 million. The initial purchases of the 6 1/2% Preferred Stock were Solomon Smith Barney and Goldman, Sachs & Co. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to customary adjustments). The Company may cause such conversion rights to expire if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period after April 15, 2001 and through April 15, 2006. The Company is required to redeem all of the 6 1/2% Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

             The Company filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A common stock, $.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A common stock sold, 12,000,000 were sold by the Company and 3,200,000 were sold by a selling shareholder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc, exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Net proceeds to the Company from the initial public offering totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. The Company intends to use substantially all of the net proceeds from the initial public offering for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. Approximately $65.0 million of the total proceeds from this offering had been used as of March 31, 1998, $44.5 million of which was used for the purchase of property and equipment, and the remainder for the network lease agreement entered into in February 1998.

             The Company filed a registration statement on Form S-1 (File No. 333-32003) which became effective on September 26, 1997, whereby the Company sold $400.0 million aggregate principal amount of 9 5/8% Senior Notes. The offering was led by Salomon Brothers Inc. Net proceeds from the sale of the 9 5/8% Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. The use of proceeds from the debt offering are substantially the same as the Company's initial public offering. None of the proceeds from this offering had been used as of March 31, 1998.

Item 3.    Defaults Upon Senior Securities

             None.

PART II.       OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

             None.

Item 5.    Other Information

             None.

PART II.       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          3.1     Articles of Incorporation of NEXTLINK Communications, Inc.(2)

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

          4.3     Form of stock certificate of 14% Senior Exchangeable
                  Redeemable Preferred Shares.(2)

          4.4     Indenture, dated as of April 25, 1996, by and among NEXTLINK
                  Communications, Inc., NEXTLINK Capital, Inc. and United States
                  Trust Company of New York, as Trustee, relating to 12-1/2%
                  Senior Notes due April 15, 2006, including form of global note.(1)

          4.5 First Supplemental Indenture, dated January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications,
                  L.L.C., NEXTLINK Capital and United States Trust Company of
                  New York, as Trustee.(2)

          4.6     Form of Indenture between United States Trust Company, as
                  Trustee and NEXTLINK Communications, Inc., relating to the 9-5/8% Senior Notes due 2007.(3)

          4.7     Form of Indenture between United States Trust Company, as
                  Trustee and NEXTLINK Communications, Inc., relating to the 9%
                  Senior Notes due 2008.(4)

          4.8     Certificate of Designations of the Powers, Preferences and
                  Relative, Participating, Optional and Other Special Rights of
                  6-1/2% Cumulative Convertible Preferred Stock and
                  Qualifications, Limitations and Restrictions Thereof.

          4.9     Indenture between United States Trust Company, as Trustee and
                  NEXTLINK Communications, Inc. relating to the 9.45% Senior
                  Discount Notes due 2008.

         10.1     Stock Option Plan of the Company(2)

         10.2     First Amendment to Stock Option Plan of the Company.(4)

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

         27       Financial Data Schedule

     ---------

          (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).

          (2) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-1).

          (3) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).

          (4) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).


         (b) Reports on Form 8-K

             Current report on Form 8-K, filed March 12, 1998, regarding execution of a network fiber lease agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                             NEXTLINK Communications, Inc.



Date: May 15, 1998                           By: /s/ Kathleen H. Iskra
                                                 -------------------------------
                                             Kathleen H. Iskra
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal financial and accounting
                                             officer)





                                             NEXTLINK Capital, Inc.



Date: May 15, 1998                           By: /s/ Kathleen H. Iskra
                                                 -------------------------------
                                             Kathleen H. Iskra
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal financial and accounting
                                             officer)

                          NEXTLINK COMMUNICATIONS, INC.
                                  EXHIBIT INDEX


    Exhibit No.       Description
    -----------       -----------
        3.1           Articles of Incorporation of NEXTLINK Communications, Inc.(2)

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

        4.5           First Supplemental Indenture, dated as of January 31,
                      1997, by and among the Company, NEXTLINK Communications, L.L.C., NEXTLINK Capital and United State Trust Company of
                      New York, as Trustee.(2)

        4.6           Form of Indenture between United States Trust Company, as
                      Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007.(3)

        4.7           Form of Indenture between United States Trust Company, as
                      Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008.(4)

        4.8           Certificate of Designation of Powers, Preferences and
                      Relative, Participating, Optional and Other Special Rights of 6 1/2% Cumulative Convertible Preferred Stock and
                      Qualifications, Limitations and Restrictions Thereof.

        4.9           Indenture between United States Trust Company, as
                      Trustee and NEXTLINK Communications, Inc., relating to the 9.45% Senior Discount Notes due 2008.

        10.1          Stock Option Plan of the Company.(2)

        10.2          First Amendment to Stock Option Plan of the Company.(4)

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

        27            Financial Data Schedule

___________________


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

        (4) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).