Form 10-Q
period 1998-06-30
NEXTLINK COMMUNICATIONS INC / DE
filed 1998-08-14
CIK 1015126

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                         Commission file number: 000-22939


                           NEXTLINK Communications, Inc.
                                NEXTLINK Capital, Inc.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

             Washington                               91-1738221
             Washington                               91-1716062
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


     500 108th Avenue NE, Suite 2200, Bellevue, WA            98004
     ---------------------------------------------         ----------
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
                                        -----     -----

As of August 1, 1998, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 20,280,822 and 33,483,502, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.       FINANCIAL INFORMATION

Item 1(a).    FINANCIAL STATEMENTS

                            NEXTLINK COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                     (AMOUNTS AS OF JUNE 30, 1998 ARE UNAUDITED)

                                                      JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                     ----------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . .   $  300,430     $  389,074
   Marketable securities . . . . . . . . . . . . .      998,216        353,283
   Accounts receivable, net. . . . . . . . . . . .       27,208         22,955
   Other . . . . . . . . . . . . . . . . . . . . .        8,622          4,530
   Pledged securities. . . . . . . . . . . . . . .       42,350         41,425
                                                     ----------     ----------
      Total current assets . . . . . . . . . . . .    1,376,826        811,267
Pledged securities . . . . . . . . . . . . . . . .           --         21,185
Property and equipment, net. . . . . . . . . . . .      372,687        253,653
Goodwill, net. . . . . . . . . . . . . . . . . . .       56,559         52,278
Other assets, net. . . . . . . . . . . . . . . . .      249,860         78,770
                                                     ----------     ----------
      Total assets . . . . . . . . . . . . . . . . $  2,055,932   $  1,217,153
                                                     ----------     ----------
                                                     ----------     ----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . .    $  17,327      $  26,776
   Accrued expenses. . . . . . . . . . . . . . . .       26,873         13,082
   Accrued interest payable. . . . . . . . . . . .       28,552         18,880
   Notes payable and current portion of capital
     lease obligations . . . . . . . . . . . . . .        3,763         10,844
                                                     ----------     ----------
      Total current liabilities. . . . . . . . . .       76,515         69,582
Long-term debt . . . . . . . . . . . . . . . . . .    1,493,901        750,000
Capital lease obligations and other
  long-term liabilities. . . . . . . . . . . . . .       11,281         10,842
                                                     ----------     ----------
      Total liabilities. . . . . . . . . . . . . .    1,581,697        830,424
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per
   share, 25,000,000 shares authorized; 14%
   Preferred, aggregate liquidation preference
   $346,518; 6,772,317 and 6,322,031 shares
   issued and outstanding in 1998 and 1997,
   respectively; 6-1/2% Convertible Preferred,
   4,000,000 and 0 shares issued and outstanding
   in 1998 and 1997, respectively. . . . . . . . .      530,772        313,319
Common stock subject to redemption, par value
   $0.02 per share, 519,950 Class B shares
   issued and outstanding in 1997. . . . . . . . .           --          4,950
Shareholders' equity (deficit):
   Common Stock, par value $0.02 per share,
     stated at amounts paid in; Class A,
     110,334,000 shares authorized, 20,071,914
     and 19,167,899 shares issued and outstanding
     in 1998 and 1997, respectively; Class B,
     44,133,600 shares authorized, 33,672,814 and
     33,746,573 shares issued and outstanding in
     1998 and 1997, respectively . . . . . . . . .      345,064        330,561
   Deferred compensation . . . . . . . . . . . . .       (9,332)        (9,596)
   Accumulated deficit . . . . . . . . . . . . . .     (392,269)      (252,505)
                                                     ----------     ----------
      Total shareholders' equity (deficit) . . . .      (56,537)        68,460
                                                     ----------     ----------
      Total liabilities and shareholders'
        equity (deficit) . . . . . . . . . . . . . $  2,055,932   $  1,217,153
                                                     ----------     ----------
                                                     ----------     ----------

See accompanying notes to unaudited interim consolidated financial statements.

                            NEXTLINK COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     -------------------------  --------------------------
                                                          1998         1997         1998           1997
                                                     -----------   ----------   -----------     ----------
Revenue. . . . . . . . . . . . . . . . . . . . . .  $    32,030    $    11,601  $    58,575     $    21,668

Costs and expenses:
   Operating . . . . . . . . . . . . . . . . . . .       28,070         12,037       52,620          21,941
   Selling, general and administrative . . . . . .       36,077         15,829       68,034          29,103
   Deferred compensation . . . . . . . . . . . . .          760            223        1,384           1,115
   Depreciation. . . . . . . . . . . . . . . . . .        8,415          3,206       14,909           6,054
   Amortization. . . . . . . . . . . . . . . . . .        3,765          1,319        7,454           2,877
                                                    -----------    -----------  -----------     -----------
      Total costs and expenses . . . . . . . . . .       77,087         32,614      144,401          61,090

                                                    -----------    -----------  -----------     -----------
Loss from operations . . . . . . . . . . . . . . .      (45,057)       (21,013)     (85,826)        (39,422)

Interest income. . . . . . . . . . . . . . . . . .       22,822          5,567       34,557          10,692
Interest expense . . . . . . . . . . . . . . . . .      (38,338)       (10,902)     (61,616)        (22,041)

                                                    -----------    -----------  -----------     -----------
Net loss . . . . . . . . . . . . . . . . . . . . .  $   (60,573)   $   (26,348) $  (112,885)    $   (50,771)
                                                    -----------    -----------  -----------     -----------
                                                    -----------    -----------  -----------     -----------

Preferred stock dividends and accretion of
   preferred stock redemption obligation,
   including issue costs . . . . . . . . . . . . .      (15,328)       (10,550)     (26,879)        (17,353)
                                                    -----------    -----------  -----------     -----------
Net loss applicable to common shares . . . . . . .  $   (75,901)   $   (36,898) $  (139,764)    $   (68,124)
                                                    -----------    -----------  -----------     -----------
                                                    -----------    -----------  -----------     -----------

Net loss per share . . . . . . . . . . . . . . . .  $     (1.42)   $     (0.94) $     (2.61)    $     (1.73)
                                                    -----------    -----------  -----------     -----------
                                                    -----------    -----------  -----------     -----------
Shares used in computation of net loss per
   share . . . . . . . . . . . . . . . . . . . . .   53,609,120     39,312,482   53,545,671      39,312,482
                                                    -----------    -----------  -----------     -----------
                                                    -----------    -----------  -----------     -----------


See accompanying notes to unaudited interim consolidated financial statements.

                            NEXTLINK COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                    --------------------------
                                                         1998           1997
                                                    -----------      ---------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .  $  (112,885)     $ (50,771)

Adjustments to reconcile net loss to net
  cash used in operating activities:
   Deferred compensation expense . . . . . . . . .        1,384          1,115
   Equity in loss of affiliates. . . . . . . . . .        1,643          1,015
   Depreciation and amortization . . . . . . . . .       22,363          8,931
   Accretion of interest on senior notes . . . . .        9,578             --
Changes in assets and liabilities, net of
  effects from acquisitions:
   Accounts receivable . . . . . . . . . . . . . .       (4,253)        (2,764)
   Other assets. . . . . . . . . . . . . . . . . .       (5,692)           464
   Accounts payable. . . . . . . . . . . . . . . .      (13,539)        (5,333)
   Accrued expenses and other liabilities. . . . .       12,676          1,911
   Accrued interest payable. . . . . . . . . . . .        9,672           (365)
                                                    -----------      ---------
Net cash used in operating activities. . . . . . .      (79,053)       (45,797)

INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . . .     (126,652)       (55,181)
Net assets acquired in business and asset
   acquisitions (net of cash acquired) . . . . . .           --        (41,239)
Cash withdrawn from escrow to be used in
   business acquisition. . . . . . . . . . . . . .           --          6,000
Assets acquired in network lease agreement . . . .      (92,000)            --
Contribution to NEXTBAND for purchase of
   spectrum licenses . . . . . . . . . . . . . . .      (67,354)            --
Investments in unconsolidated affiliates . . . . .           --         (4,275)
Maturity of pledged securities . . . . . . . . . .       19,636         18,049
Purchase of marketable securities. . . . . . . . .   (2,505,500)       (28,812)
Sale of marketable securities. . . . . . . . . . .    1,860,567             --
                                                    -----------      ---------
Net cash used in investing activities. . . . . . .     (911,303)      (105,458)



                                   -- Continued --

                            NEXTLINK COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                    --------------------------
                                                         1998           1997
                                                    -----------      ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable
   preferred stock . . . . . . . . . . . . . . . .   $  193,824     $  274,000
Repayment of note payable and capital
   lease obligations . . . . . . . . . . . . . . .       (8,734)          (789)
Proceeds from issuance of common stock upon
   exercise of stock options . . . . . . . . . . .          555             --
Dividends paid on convertible preferred stock. . .       (3,250)            --
Repayment of loans to related parties. . . . . . .        2,151             --
Proceeds from issuance of senior notes
   (net of discount) . . . . . . . . . . . . . . .      734,323             --
Costs incurred in connection with financing. . . .      (17,157)            --
                                                     ----------     ----------
Net cash provided by financing activities. . . . .      901,712        273,211

                                                     ----------     ----------
Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . . .      (88,644)       121,956

Cash and cash equivalents, beginning of period . .      389,074         76,807

                                                     ----------     ----------
Cash and cash equivalents, end of period . . . . .   $  300,430     $  198,763
                                                     ----------     ----------
                                                     ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
  Redeemable preferred stock dividends, paid in
    redeemable preferred shares. . . . . . . . . .   $   22,515     $   10,086
                                                     ----------     ----------
                                                     ----------     ----------
   Accrued redeemable preferred stock dividends,
    payable in redeemable preferred shares,
    and accretion of preferred stock redemption
    obligation and issue costs . . . . . . . . . .   $    1,114     $    6,885
                                                     ----------     ----------
                                                     ----------     ----------
   Issuance of Class B common stock for purchase
    of minority interests. . . . . . . . . . . . .   $    5,727     $       --
                                                     ----------     ----------
                                                     ----------     ----------
   Capital lease obligations assumed . . . . . . .   $    2,505     $       --
                                                     ----------     ----------
                                                     ----------     ----------
   Class A common stock issued under lease
     arrangement . . . . . . . . . . . . . . . . .   $       --     $    1,400
                                                     ----------     ----------
                                                     ----------     ----------

Cash paid for interest . . . . . . . . . . . . . .   $   42,121     $   22,406
                                                     ----------     ----------
                                                     ----------     ----------

See accompanying notes to unaudited interim consolidated financial statements.

                           NEXTLINK COMMUNICATIONS, INC.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed on September 16, 1994 and, through its subsidiaries, provides competitive local telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C. (Eagle River).

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

   The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. FINANCINGS

   DEBT

   On March 3, 1998, the Company completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008 (9% Senior Notes). Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003.

     On April 1, 1998, the Company completed the sale of 9.45% Senior Discount Notes (9.45% Notes), due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to the Company of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003. The 9.45% Notes are redeemable at the option of the Company, in whole or in part, at any time after April 15, 2003.

   The indentures pursuant to which the 9% Senior Notes and the 9.45% Notes (the Notes) are issued contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

   In the event of a change in control or asset disposition of the Company as defined in the indentures, holders of the Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

   REDEEMABLE PREFERRED STOCK

   On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6-1/2% cumulative convertible preferred stock (6-1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $193.8 million. Each share of 6-1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to adjustments in certain circumstances). The Company may cause such conversion rights to expire if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period after April 15, 2001 and through April 15, 2006. Dividends on the 6-1/2% Preferred Stock accrue from March 31, 1998 and are payable in cash quarterly, beginning on June 30, 1998, at an annual rate of 6-1/2% of the liquidation preference thereof. The Company is required to redeem all of the 6-1/2% Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

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

4. JOINT VENTURE

   In January 1998, the Company and Nextel Communications, Inc. (Nextel), a nationwide provider of wireless telephone services, formed a joint venture called NEXTBAND Communications, L.L.C. (NEXTBAND), which is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets covering approximately 105 million POPs, or persons located within the licensed areas owned, in the FCC's local multipoint distribution service (LMDS) auctions, which concluded in March 1998. The Company has contributed $67.4 million to NEXTBAND, representing its pro rata share of NEXTBAND's total bid in the LMDS auctions. The Company is evaluating means to use its access to NEXTBAND's LMDS spectrum to enhance its ability to connect customers to its fiber rings, and to deploy wireless local loop technologies using LMDS frequencies where it determines it cost effective to do so.

5. RECLASSIFICATIONS

   Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

6. SUBSEQUENT EVENT

   In July 1998, the Company announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River. INTERNEXT entered into an agreement whereby INTERNEXT agreed to buy a nationwide, multiconduit fiber optic network that is expected to cover more than 16,000 route miles and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared conduit, one entire empty conduit and the right to 25% of the fibers pulled through any conduits in the network in excess of five. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur during 2000 and 2001. The Company has guaranteed the obligations of INTERNEXT under this agreement, up to 50% of such obligations. The Company anticipates that Nextel will acquire a one-third ownership interest in INTERNEXT, which would reduce the Company's beneficial interest in and obligations with respect to INTERNEXT to one-third.

PART I.       FINANCIAL INFORMATION

Item 1(b).    FINANCIAL STATEMENTS


                                NEXTLINK CAPITAL, INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)



                                                               JUNE 30,
                                                           1998          1997
                                                         ------         ------
ASSETS
Cash in bank . . . . . . . . . . . . . . . . . . . . .   $  100         $  100
                                                         ------         ------
                                                         ------         ------

SHAREHOLDER'S EQUITY
Common stock, no par value,
   1,000 shares authorized, issued and outstanding . .   $  100         $  100
                                                         ------         ------
                                                         ------         ------


                              NOTES TO BALANCE SHEETS

1.   DESCRIPTION

     NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12-1/2% Senior Notes due April 15, 2006 of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date.

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

   The Company develops and operates high capacity, local fiber optic networks with broad market coverage in a growing number of markets across the United States. In its switched local service markets, the Company offers its customers a bundled package of local and long distance services and also offers dedicated transmission and competitive access services to long distance carriers and end users. The Company plans to acquire, build or develop networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow the Company to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

   The Company currently operates 18 facilities-based networks providing switched local and long distance services in 32 markets in nine states. The Company serves larger markets including Los Angeles, Chicago, Atlanta and the San Francisco Bay Area, medium-sized markets such as Las Vegas and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. The Company anticipates developing additional new markets throughout a majority of the nation's top 30 markets which, together with its existing markets, are expected to have a total of approximately 27 million addressable business lines by the end of 2000. The Company plans to launch service in New York and New Jersey in the third quarter of 1998; Dallas, Denver and Miami in the fourth quarter of 1998; San Diego and Washington, D.C. in the first quarter of 1999; and Seattle in the second quarter of 1999. The Company is also developing a national network strategy to enable it to offer its customers complete, end-to-end voice and data communications services over NEXTLINK-owned facilities.

   The table below provides selected key financial and operating data (dollars are in thousands):

                                                              AS OF AND
                                                         FOR THE THREE MONTHS
                                                            ENDED JUNE 30,
                                                         1998           1997
                                                     ----------     ----------
FINANCIAL DATA:
Gross property and equipment. . . . . . . . . . .    $ 424,007       $ 175,630
EBITDA (1). . . . . . . . . . . . . . . . . . . .    $ (32,117)      $ (16,265)

OPERATING DATA (2):
Route miles (3).. . . . . . . . . . . . . . . . .        2,099           1,595
Fiber miles (4) . . . . . . . . . . . . . . . . .      152,225         117,464
On-net buildings connected (5). . . . . . . . . .          658             459
Off-net buildings connected (6) . . . . . . . . .        8,448             825
Switches installed. . . . . . . . . . . . . . . .           17              12
Access lines in service (7) . . . . . . . . . . .      102,887          17,409
Employees . . . . . . . . . . . . . . . . . . . .        1,765             845


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

(2) The operating data includes 100% of the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.
(3) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.
(4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.
(5) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled incumbent local exchange carrier
     (ILEC) facilities.
(6) Represents buildings connected to the Company's networks through leased or unbundled ILEC facilities.
(7) Represents the number of access lines in service, including those lines that are provided through resale of Centrex services, for which the Company is billing services. The Company serviced 3,550 resold access lines as of June 30, 1998, and does not sell such services to new customers. The Company defines an access line as a telephone connection between a customer purchasing local telephone services and NEXTLINK. This connection does not include the concept of access line equivalents
     (ALEs), and is a one-for-one relationship with no multipliers used for trunk or station ratios. For instance, customers using direct inward dial
     (DID) extensions are not included in the access lines reported. Additionally, access services, such as a digital trunk connection to an IXC, are not counted as access lines. For a trunk over which a primary rate interface (PRI) service is provided, the Company counts 23 access lines.

   The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and ILEC central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of June 30, 1998, the Company had 15 operational Nortel DMS 500 switches, including one switch in its NEXTLAB facility, and currently plans to install four additional switches by the end of 1998. NEXTLAB is a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center.

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

RESULTS OF OPERATIONS

   Revenue increased 176% to $32.0 million during the second quarter of 1998, from $11.6 million in the same period in 1997. Year to date revenue of $58.6 million represented a 170% increase from the $21.7 million reported for the comparable period in 1997. The increase was driven by 284% growth in revenues from bundled local and long distance services and dedicated services, as well as by the acquisitions of Start Technologies Corporation (Start) and Chadwick Telecommunications Corporation (Chadwick) in the fourth quarter of 1997. Revenues reported in the second quarter of 1998 included $26.8 million derived from local and long distance, competitive access, dedicated line services and shared tenant services and $5.2 million derived from enhanced communications services, primarily interactive voice response (IVR) services. The Company's IVR revenue comprised 15% and 30% of the Company's total revenues during the second quarter of 1998 and 1997, respectively.

   The Company increased the number of customer access lines added during the quarter from 22,703 in the first quarter of 1998 to 30,053 during the second quarter of 1998. As of June 30, 1998, the Company had 102,887 access lines in service, compared to 50,131 as of December 31, 1997 and 17,409 as of June 30, 1997. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods.

Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as the Company converts those customers to its own network.

   Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 133% in the second quarter of 1998 to $28.1 million, an increase of $16.0 million over the second quarter of 1997. For the six months ended June 30, 1998, operating expenses rose $30.7 million, or 140%, over the same period in 1997. These increases were attributed to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in operating costs over those in the second quarter of 1997.

   Selling, general and administrative (SG&A) expenses include salaries and related personnel costs, facilities expenses, sales and marketing, systems development costs, consulting and legal fees and equity in loss of affiliates. SG&A expenses increased 128% and 134% in the three and six-month periods ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were due to the Company's increase in employees, as well as other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets.

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

   Interest expense increased 252% in the second quarter of 1998 over the comparable period in the prior year due to an increase in the Company's average outstanding indebtedness over the respective periods. See "--Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during the first six months of 1998 totaled $1.4 million. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12-1/2% Senior Notes. The increase in interest income for the three and six-month periods in 1998 over the same periods in 1997 corresponded to the increase in the Company's average outstanding cash balances.


LIQUIDITY AND CAPITAL RESOURCES

   The competitive local telecommunications service business is a capital-intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the first six months of 1998, the Company used $79.1 million in cash for operating activities, compared to $45.8 million for the same period in the prior year. The increase was primarily due to a substantial increase in the Company's activities associated with the continued development and expansion of switched local and long distance service operations. During the first six months of 1998, the Company invested an additional $218.7 million in property and equipment and acquisitions of telecommunications assets. During the same period in 1997, the Company invested $94.7 million in property and equipment, acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

   In July 1998, the Company announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River Investments, L.L.C (Eagle River). INTERNEXT entered into an agreement with Level 3 Communications L.L.C. whereby INTERNEXT agreed to buy a nationwide, multiconduit fiber optic network that is expected to cover more than 16,000 route miles and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared conduit, one entire empty conduit and the right to 25% of the fibers pulled through any conduits in the network in excess of five. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur during 2000 and 2001. The Company has guaranteed the obligations of INTERNEXT under this agreement, up to 50% of such obligations. The Company anticipates that Nextel Communications, Inc. (Nextel) will acquire a one-third ownership interest in INTERNEXT, which would reduce the Company's beneficial ownership interest in and obligations with respect to INTERNEXT to one-third. The Company is in the process of defining its plans for implementation of a national network strategy, which is anticipated to require additional capital expenditures.

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

   In January 1998, the Company and Nextel formed NEXTBAND, a joint venture that is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets in the FCC's local multipoint distribution service
(LMDS) auctions. The Company's pro rata share of NEXTBAND's total bid in the LMDS auctions was $67.4 million, which was paid in full in June 1998. The Company is in process of defining its operational and financial plans for implementation of an LMDS strategy, which likely will involve additional capital expenditures.

   On March 3, 1998, the Company completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008. Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually, beginning September 1998.

   On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6-1/2% cumulative convertible preferred stock (6-1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $193.8 million. Each share of 6-1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to adjustments in certain circumstances). Dividends on the 6-1/2% Preferred Stock accrue from March 31, 1998 and are payable quarterly in cash, beginning on June 30, 1998.

    On April 1, 1998, the Company completed the sale of 9.45% Senior Discount Notes (9.45% Notes), due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to the Company of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the Notes until April 15, 2003.
Interest will become payable in cash semi-annually beginning on October 15, 2003.

   The Company will use the net proceeds from the sale of the 9% Senior Notes, the 6-1/2% Preferred Stock and the 9.45% Notes and existing unrestricted cash balances for expenditures relating to the development, construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform, (iv) the acquisition of LMDS spectrum purchased in the FCC's auction and the construction and deployment of associated facilities and (v) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

   As of June 30, 1998, the Company had unrestricted cash and investments of $1,298.6 million. The Company's current plan contemplates an aggressive expansion into a number of new markets. The Company may pursue various alternatives for achieving its growth strategy, including: additional network construction; additional leases of network capacity from third party providers; acquisitions of existing networks; and use of spectrum that was purchased during the LMDS auctions and construction and deployment of associated facilities. The Company also anticipates that a substantial amount of additional capital expenditures will be made in 1999 and beyond. The funding of these capital expenditures is expected to be provided by existing cash balances, future vendor and/or credit facilities, future public or private sales of debt securities, future sales of public or private capital stock and joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on its outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

   In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12-1/2% Senior Notes, the 9-5/8% Senior Notes, the 9% Senior Notes and the 9.45% Notes (collectively referred to as the Senior Notes). Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the 14% Senior Exchangeable Redeemable Preferred Shares (14% Preferred Shares) contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Senior Notes and 14% Preferred Shares as of June 30, 1998.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to: the Company's plans to build, acquire or develop networks and offer services in new areas, expand its current networks and explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers; the Company's development of a national strategy for end-to-end communications services; the Company's presence in the marketplace and its ability to provide a single source solution for the telecommunications needs of its customers; the Company's anticipated development of new markets; its expected number of addressable business lines in markets where the Company operates and by the end of 2000; its plans to launch service in various cities; its plans to install additional switches by the end of 1998; its plans to implement use of LMDS spectrum; its expectation regarding incremental revenues, incremental operating expenses and contributions to cash flow; the Company's belief regarding its financial performance and traffic flow over its networks; its expectations regarding revenue from access lines as a percentage of total revenues; its requirements for capital investment; its use of proceeds from various financings; its anticipated capital expenditures; and other statements contained herein regarding matters that are not historical facts. Management wishes to caution the reader that these forward-looking statements are only predictions. These statements are based on a number of assumptions that ultimately could prove inaccurate and, therefore, no assurance can be given that the future results will be achieved. Actual events or results may differ materially as a result of a number of factors, including those identified in the Company's annual report on Form 10-KSB (File No. 333-04603). Factors that could affect performance include: the level of the Company's future negative cash flows and operating losses incurred by the Company until it establishes an adequate revenue base and generates substantial revenues from the provision of switched local and long distance services; successfully generating or raising on terms that the Company will consider acceptable sufficient capital to accommodate planned future expansion and expenditures; continued attraction and retention of qualified managerial, professional and technical personnel; timely installation of the required switches, fiber optic cable and associated electronics necessary to provide switched local service in a manner that will permit the resolution of technical problems; successfully negotiating new and, to the extent necessary, renegotiating existing interconnection agreements; successfully developing effective systems relating to ordering, provisioning and billing for telecommunications services; successfully offering, marketing and selling switched local services and other enhanced products and services in all of the Company's networks as quickly as practicable; sufficient access to the ILEC's networks and adequate cooperation therefrom to connect new customers to the Company's network on a timely basis; identifying, financing and completing suitable acquisitions; maintaining existing, and obtaining and maintaining new, franchises, permits and rights-of-way and any required governmental authorizations, franchises and permits on a timely basis; competition from incumbent providers and new entrants; the nature of regulatory, legislative and judicial developments; and rapid and significant changes in technology. These are representative of factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and economic conditions including interest rate fluctuations.


NEW ACCOUNTING STANDARD

   In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The Company does not capitalize start-up costs as defined by SOP 98-5; as such, adoption of SOP 98-5 will not have a material impact the Company's financial position.

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               In June 1998, the Company issued 189,312 shares of Class B common stock to Questar Infocomm, Inc. (Questar) pursuant to an Exchange Agreement dated as of May 26, 1998 between the Company and Questar. Such shares of Class B common stock were issued in consideration for the acquisition of Questar's 10% membership interest in NEXTLINK Utah, L.L.C, a majority-owned subsidiary of the Company. These shares of Class B common stock were issued in reliance upon an exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1993, as amended, based upon Questar's representation that it was an accredited investor, as defined under such regulation.

               The Company filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A common stock, $.02 par value per share, were sold in an initial public offering (IPO) at a price of $17 per share. Of the 15,200,000 shares of Class A common stock sold, 12,000,000 were sold by the Company and 3,200,000 were sold by a selling shareholder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc, exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Net proceeds to the Company from the initial public offering totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. The Company intends to use substantially all of the net proceeds from the initial public offering for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the proceeds from this offering had been used as of June 30, 1998.

               The Company filed a registration statement on Form S-1 (File
               No. 333-32003) which became effective on September 26, 1997, whereby the Company sold $400.0 million aggregate principal amount of 9-5/8% Senior Notes. The offering was led by Salomon Brothers Inc. Net proceeds from the sale of the 9-5/8% Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. The use of proceeds from the debt offering are expected to be substantially the same as the Company's initial public offering. Approximately $228.0 million of the proceeds from this offering had been used as of June 30, 1998, $129.2 million of which was used for the purchase of property and equipment, $20.5 million for the network lease agreement entered into in February 1998, and the remainder was used to fund the Company's operations and working capital requirements.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual meeting of shareholders on May 20, 1998. The following matters were voted upon at the meeting:

                 Proposal 1: The following directors were elected:

PART II.       OTHER INFORMATION

Caption

                                                                            Votes
                                                                ----------------------------
                                                                    For             Withheld
                                                                -----------         --------
               Steven W. Hooper. . . . . . . . . . . . . . . .  343,811,711         368,186
               Wayne M. Perry. . . . . . . . . . . . . . . . .  344,020,607         159,290
               James F. Voelker. . . . . . . . . . . . . . . .  344,020,607         159,290
               Craig O. McCaw. . . . . . . . . . . . . . . . .  343,811,711         368,186
               Dennis Weibling . . . . . . . . . . . . . . . .  343,810,961         368,936
               Scot Jarvis . . . . . . . . . . . . . . . . . .  343,810,961         368,936
               William A. Hoglund. . . . . . . . . . . . . . .  343,810,961         368,936
               Sharon L. Nelson. . . . . . . . . . . . . . . .  344,020,607         159,290
               Jeffrey S. Raikes . . . . . . . . . . . . . . .  344,020,607         159,290

               Proposal 2: The amendment of the Company's Stock Option Plan to increase the number of available shares of Class A common stock by 5,441,336 was approved, with 331,642,009 votes for, 9,030,604 votes against, 13,957 abstentions and 3,493,327 broker nonvotes.

               Proposal 3: The Company's Employee Stock Purchase Plan was approved, with 340,470,956 votes for, 196,550 votes against, 19,124 abstentions and 3,493,267 broker nonvotes.

               Proposal 4: The change in the Company's state of incorporation from Washington to Delaware by a merger with and into a newly-formed, wholly-owned Delaware subsidiary was approved, with 340,657,553 votes for, 19,175 votes against, 9,502 abstentions and 3,493,667 broker nonvotes.

               Proposal 5: The appointment of Arthur Andersen LLP as the independent public accountants of the Company for 1998 was approved, with 344,122,604 votes for, 50,264 votes against and 7,029 abstentions.

Item 5.        OTHER INFORMATION

               None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    3.1  Certificate of Incorporation of NEXTLINK
                         Communications, Inc. (1)

                    3.2  By-laws of NEXTLINK Communications, Inc. (1)

                    3.3  Articles of Incorporation of NEXTLINK Capital, Inc. (2)

                    3.4  By-laws of NEXTLINK Capital, Inc. (2)

                    4.1 Form of Exchange Note Indenture, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the Exchange Notes, including form of Exchange Notes. (3)

                    4.2 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Senior Exchangeable

PART II.       OTHER INFORMATION

                         Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof. (1)

                    4.3 Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares. (3)

                    4.4 Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12-1/2% Senior Notes due April 15, 2006, including form of global note. (2)

                    4.5 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New York, as Trustee.
                         (3)

                    4.6 Form of Indenture between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9-5/8% Senior Notes due 2007. (4)

                    4.7 Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

                    4.8 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6-1/2% Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof. (1)

                    4.9 Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (6)

                    4.10 Second Supplemental Indenture, dated June 3, 1998,
                         amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee. (1)

                    4.11 First Supplemental Indenture, dated June 3, 1998,
                         amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

                    4.12 First Supplemental Indenture, dated June 3, 1998,
                         amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

                    4.13 First Supplemental Indenture, dated June 3, 1998,
                         amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

                    10.1 Stock Option Plan of NEXTLINK Communications, Inc., as
                         amended. (1)

                    10.2 Employee Stock Purchase Plan of NEXTLINK
                         Communications, Inc. (1)

PART II.       OTHER INFORMATION

                    10.3 Registration Rights Agreement dated as of January 15,
                         1997, between the predecessor of NEXTLINK
                         Communications, Inc. and the signatories listed therein. (3)

                    10.4 Preferred Exchange and Registration Rights Agreement,
                         dated as of January 31, 1997, by and among the predecessor of NEXTLINK Communications, Inc. and the Initial Purchasers. (3)

                    10.5 Fiber Lease and Innerduct Use Agreement, dated as of
                         February 23, 1998, by and between NEXTLINK
                         Communications, Inc. and Metromedia Fiber Network, Inc.
                         (5)

                    10.6 Amendment No. 1 to Fiber Lease and Innerduct Use
                         Agreement, dated as of March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (5)

                    27   Financial Data Schedule

               ----------

               (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 333-53975).
               (2) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).
               (3) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
               (4) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).
               (5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
               (6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).

          (b)  Reports on Form 8-K

                    Current report on Form 8-K, filed April 14, 1998, regarding the Company's sale of unregistered 6-1/2% Cumulative Convertible Preferred Stock pursuant to Regulation S and Rule 144A under the Securitites Act and 9.45% Senior Discount Notes due 2008 pursuant to Rule 144A.

                    Current report on Form 8-K, filed July 20, 1998, regarding the announcement by James Voelker of his resignation as President and a director of the Company and the appointment of George Tronsrue as President of the Company.

                    Current report on Form 8-K, filed July 22, 1998, regarding INTERNEXT L.L.C., of which each of the Company and Eagle River Investments

PART II.       OTHER INFORMATION

               L.L.C beneficially owns a one-half interest, entering into a Cost Sharing and IRU Agreement with Level 3
               Communications, L.L.C.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       NEXTLINK Communications, Inc.


Date: August 14, 1998                   By: /s/ Kathleen H. Iskra
                                        ---------------------------------------
                                        Kathleen H. Iskra
                                        Vice President, Chief Financial Officer
                                        and  Treasurer
                                        (Principal financial and accounting
                                        officer)


                                        NEXTLINK Capital, Inc.


Date: August 14, 1998                   By: /s/ Kathleen H. Iskra
                                        ---------------------------------------
                                        Kathleen H. Iskra
                                        Vice President, Chief Financial Officer
                                        and  Treasurer
                                        (Principal financial and accounting
                                        officer)

                           NEXTLINK COMMUNICATIONS, INC.
                                   EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   3.1         Certificate of Incorporation of NEXTLINK Communications, Inc. (1)

   3.2         By-laws of NEXTLINK Communications, Inc. (1)

   3.3         Articles of Incorporation of NEXTLINK Capital, Inc. (2)

   3.4         By-laws of NEXTLINK Capital, Inc. (2)

   4.1         Form of Exchange Note Indenture, by and among NEXTLINK Communications,
               Inc. and United States Trust Company of New York, as Trustee, relating to the Exchange Notes, including form of Exchange Notes. (3)

   4.2         Certificate of Designations of the Powers, Preferences and Relative,
               Participating, Optional and Other Special Rights of 14% Senior
               Exchangeable Redeemable Preferred Shares and Qualifications,
               Limitations and Restrictions Thereof. (1)

   4.3         Form of stock certificate of 14% Senior Exchangeable Redeemable
               Preferred Shares. (3)

   4.4         Indenture, dated as of April 25, 1996, by and among NEXTLINK
               Communications, Inc., NEXTLINK Capital, Inc. and United States Trust
               Company of New York, as Trustee, relating to 12-1/2% Senior Notes due
               April 15, 2006, including form of global note. (2)

   4.5         First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C.,
               NEXTLINK Capital and United States Trust Company of New York, as
               Trustee. (3)

   4.6         Form of Indenture between United States Trust Company, as Trustee and
               NEXTLINK Communications, Inc., relating to the 9-5/8% Senior Notes due
               2007. (4)

   4.7         Indenture, dated March 3, 1998, between United States Trust Company, as
               Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior
               Notes due 2008. (5)

   4.8         Certificate of Designations of the Powers, Preferences and Relative,
               Participating, Optional and Other Special Rights of 6-1/2% Cumulative
               Convertible Preferred Stock and Qualifications, Limitations and
               Restrictions Thereof. (1)

   4.9         Indenture, dated April 1, 1998, between United States Trust Company, as
               Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior
               Discount Notes due 2008. (6)

   4.10        Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc.,
               NEXTLINK Capital, Inc. and United States Trust Company of New York, as
               Trustee. (1)

   4.11        First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc.
               and United States Trust Company of New York, as Trustee. (1)

   4.12        First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and
               United States Trust Company of New York, as Trustee. (1)

   4.13        First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and
               United States Trust Company of New York, as Trustee. (1)

  10.1         Stock Option Plan of NEXTLINK Communications, Inc., as amended. (1)

  10.2         Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1)

  10.3         Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

  10.4         Preferred Exchange and Registration Rights Agreement, dated as of
               January 31, 1997, by and among the predecessor of NEXTLINK Communications,
               Inc. and the Initial Purchasers. (3)


Exhibit No.    Description
-----------    -----------

  10.5         Fiber Lease and Innerduct Use Agreement, dated as of February 23,
               1998, by and between NEXTLINK Communications, Inc. and Metromedia
               Fiber Network, Inc. (5)

  10.6         Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of March 4, 1998, by and between NEXTLINK Communications, Inc. and
               Metromedia Fiber Network, Inc. (5)

  27           Financial Data Schedule

               ---------
          (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 333-53975).
          (2) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).
          (3) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
          (4) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).
          (5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
          (6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).