Form 10-Q
period 1998-09-30
NEXTLINK COMMUNICATIONS INC / DE
filed 1998-11-16
CIK 1015126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                        Commission file number: 000-22939

                          NEXTLINK Communications, Inc.
                             NEXTLINK Capital, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          91-1738221
           Washington                                         91-1716062
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

500 108th Avenue NE, Suite 2200, Bellevue, WA                    98004
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                                 (425) 519-8900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 1, 1998, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 21,232,980 and 31,133,502, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.        FINANCIAL INFORMATION

Item 1(a).     FINANCIAL STATEMENTS


                                          NEXTLINK COMMUNICATIONS, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (AMOUNTS AS OF SEPTEMBER 30, 1998 ARE UNAUDITED)

                                                                              SEPTEMBER 30,              DECEMBER 31,
                                                                                   1998                      1997
                                                                             -----------------          ----------------
                               ASSETS
Current assets:
     Cash and cash equivalents.....................................            $     392,350              $     389,074
     Marketable securities.........................................                  784,493                    353,283
     Accounts receivable, net......................................                   29,525                     22,955
     Other.........................................................                   12,273                      4,530
     Pledged securities............................................                   42,992                     41,425
                                                                               -------------              -------------
         Total current assets......................................                1,261,633                    811,267
Pledged securities.................................................                       --                     21,185
Property and equipment, net........................................                  448,550                    253,653
Goodwill, net .....................................................                   55,813                     52,278
Other assets, net..................................................                  260,182                     78,770
                                                                               -------------              -------------
         Total assets..............................................            $   2,026,178              $   1,217,153
                                                                               =============              =============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable..............................................            $      24,634              $      26,776
     Accrued expenses..............................................                   32,119                     13,082
     Accrued interest payable......................................                   40,615                     18,880
     Notes payable and current portion of capital lease obligations                    4,021                     10,844
                                                                               -------------              -------------
         Total current liabilities.................................                  101,389                     69,582
Long-term debt.....................................................                1,503,263                    750,000
Capital lease obligations and other long-term liabilities..........                   16,096                     10,842
                                                                               -------------              -------------
         Total liabilities.........................................                1,620,748                    830,424
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation
   preference $358,646, 7,009,348 and 6,322,031 shares issued and outstanding in 1998 and 1997, respectively; 6 1/2% Convertible
   Preferred, 4,000,000 and 0 shares issued and outstanding in 1998
   and 1997, respectively..........................................                  543,258                    313,319
Common stock subject to redemption, par value $0.02 per share,
   519,950 Class B shares issued and outstanding in 1997...........                       --                      4,950
Shareholders' equity (deficit):
     Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 110,334,000 shares authorized, 20,830,169 and 19,167,899 shares issued and outstanding in 1998 and
       1997, respectively; Class B, 44,133,600 shares authorized,
       33,133,502 and 33,746,573 shares issued and outstanding in
       1998 and 1997, respectively.................................                  352,018                    330,561
     Deferred compensation.........................................                  (12,894)                    (9,596)
     Accumulated deficit...........................................                 (476,952)                  (252,505)
                                                                               -------------              -------------
         Total shareholders' equity (deficit)......................                 (137,828)                    68,460
                                                                               -------------              -------------
         Total liabilities and shareholders' equity (deficit)......            $   2,026,178              $   1,217,153
                                                                               =============              =============

See accompanying notes to unaudited interim consolidated financial statements.

                                         NEXTLINK COMMUNICATIONS, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               ------------------------------      ------------------------------
                                                  1998              1997               1998              1997
                                               ------------      ------------      -------------     ------------
Revenue                                         $   37,817        $   13,390        $   96,392        $   35,058

Costs and expenses:
     Operating...........................           32,828            13,916            85,448            35,857
     Selling, general and administrative.           41,565            19,318           109,599            48,421
     Deferred compensation...............            1,720               334             3,104             1,449
     Depreciation........................           11,334             3,898            26,243             9,952
     Amortization........................            3,444             1,631            10,898             4,508
                                                ----------        ----------        ----------        ----------
         Total costs and expenses........           90,891            39,097           235,292           100,187
                                                ----------        ----------        ----------        ----------
Loss from operations.....................          (53,074)          (25,707)         (138,900)          (65,129)

Interest income..........................           21,559             4,868            56,116            15,560
Interest expense.........................          (37,434)          (10,746)          (99,050)          (32,787)

                                                ----------        ----------        ----------        ----------
Net loss.................................       $  (68,949)       $  (31,585)       $ (181,834)       $  (82,356)
                                                ==========        ==========        ==========        ==========

Preferred stock dividends and accretion
     of preferred stock redemption
     obligation, including issue costs...          (15,734)          (10,798)          (42,613)          (28,151)
                                                ----------        ----------        ----------        ----------
Net loss applicable to common shares.....       $  (84,683)       $  (42,383)       $ (224,447)       $ (110,507)
                                                ==========        ==========        ==========        ==========
Net loss per share.......................       $    (1.57)       $    (1.08)       $    (4.18)       $    (2.87)
                                                ==========        ==========        ==========        ==========
Shares used in computation of net loss
     per share...........................       53,883,632        39,257,126        53,658,325        38,536,851
                                                ==========        ==========        ==========        ==========

See accompanying notes to unaudited interim consolidated financial statements.

                                          NEXTLINK COMMUNICATIONS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                                 1998                      1997
                                                                           -----------------         ------------------
OPERATING ACTIVITIES:
Net loss............................................................         $   (181,834)             $    (82,356)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred compensation expense..................................                3,104                     1,449
     Equity in loss of affiliates...................................                2,635                     1,688
     Depreciation and amortization..................................               37,141                    14,460
     Accretion of interest on senior notes..........................               18,940                        --
Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable............................................               (6,570)                   (3,062)
     Other assets...................................................              (10,588)                     (662)
     Accounts payable...............................................               (8,016)                   (6,328)
     Accrued expenses and other liabilities.........................               18,683                     5,370
     Accrued interest payable.......................................               21,735                    10,208
                                                                             ------------              ------------
Net cash used in operating activities...............................             (104,770)                  (59,233)

INVESTING ACTIVITIES:
Purchase of property and equipment..................................             (209,136)                  (89,146)
Net assets acquired in business and asset acquisitions (net of cash
   acquired)........................................................                   --                   (41,239)
Cash withdrawn from escrow to be used in business acquisition.......                   --                     6,000
Assets acquired in network lease agreement..........................              (92,000)                       --
Contribution to NEXTBAND for purchase of spectrum licenses..........              (67,354)                       --
Investments in unconsolidated affiliates............................              (13,337)                   (6,342)
Maturity of pledged securities......................................               19,636                    18,049
Purchase of marketable securities...................................           (3,347,468)                  (28,812)
Sale of marketable securities.......................................            2,916,258                        --
                                                                             ------------              ------------
Net cash used in investing activities...............................             (793,401)                 (141,490)

                                                 -- Continued --

                                          NEXTLINK COMMUNICATIONS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                                 1998                      1997
                                                                           -----------------         ------------------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock............         $    193,824              $    274,000
Repayment of note payable and capital lease obligations.............               (7,346)                   (1,380)
Repayment of payable to affiliates .................................                   --                    (1,500)
Proceeds from issuance of common stock upon exercise of stock options               2,021                       111
Dividends paid on convertible preferred stock.......................               (6,500)                       --
Repayment (issuance) of loans to related parties....................                2,357                    (2,825)
Proceeds from issuance of senior notes (net of discount)............              734,323                        --
Costs incurred in connection with financing.........................              (17,232)                     (402)
                                                                             ------------              ------------
Net cash provided by financing activities...........................              901,447                   268,004
                                                                             ------------              ------------
Net increase in cash and cash equivalents...........................                3,276                    67,281

Cash and cash equivalents, beginning of period......................              389,074                    76,807
                                                                             ------------              ------------
Cash and cash equivalents, end of period............................         $    392,350              $    144,088
                                                                             ============              ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
     Redeemable preferred stock dividends, paid in redeemable
       preferred shares.............................................         $     34,366              $     20,413
                                                                             ============              ============
     Accrued redeemable preferred stock dividends, payable in
       redeemable preferred shares, and accretion of preferred stock
       redemption obligation and issue costs........................         $      1,747              $      7,127
                                                                             ============              ============
     Issuance of Class B common stock for purchase of minority
       interests....................................................         $      5,727              $         --
                                                                             ============              ============
     Capital lease obligations assumed..............................         $      5,065              $      4,725
                                                                             ============              ============
     Class A common stock issued under lease arrangement............         $         --              $      1,400
                                                                             ============              ============

Cash paid for interest...........................................            $     58,860              $     22,579
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

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.   JOINT VENTURES

     NEXTBAND

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

     INTERNEXT

     In July 1998, the Company announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River. INTERNEXT has entered into an agreement with Level 3 Communications, LLC (Level 3). Level 3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. The Company has guaranteed 50% of the financial obligations of INTERNEXT under this agreement and, together with Eagle River, has also guaranteed the performance of certain other obligations of INTERNEXT thereunder. The Company anticipates that Nextel will acquire a one-third ownership interest in INTERNEXT, which would reduce the Company's beneficial interest in and obligations with respect to INTERNEXT to one-third.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

6.   SUBSEQUENT EVENT

     On November 12, 1998, the Company completed the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes due November 15, 2008
(10 3/4% Senior Notes). Proceeds from the sale net of underwriting commissions, advisory fees and expenses totaled approximately $488.5 million. Interest payments on the notes are due semi-annually, beginning May 15, 1999. The 10 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning November 15, 2003.

     The indenture pursuant to which the 10 3/4% Senior Notes are issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. In addition, under the indenture, the Company has agreed to use the net proceeds from the sale for expenditures relating to the construction, improvement and acquisition of new and existing networks and services and direct or indirect investments in certain joint ventures to fund similar expenditures.

     In the event of a change in control or asset disposition of the Company as defined in the indentures, holders of the 10 3/4% Senior Notes will have the right to require the Company to purchase their 10 3/4% Senior Notes, in whole or in part, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The 10 3/4% Senior Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables.

PART I.        FINANCIAL INFORMATION

Item 1(b).     FINANCIAL STATEMENTS


                           NEXTLINK CAPITAL, INC.
                               BALANCE SHEETS
                                (UNAUDITED)

                                                                 SEPTEMBER 30,
                                                            1998              1997
                                                        -------------    -------------
ASSETS
Cash in bank...........................................  $        100     $        100
                                                         ============     ============

SHAREHOLDER'S EQUITY
Common stock, no par value,
  1,000 shares authorized, issued and outstanding......  $        100     $        100
                                                         ============     ============




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

     The Company currently operates 19 facilities-based networks providing switched local and long distance services in 33 markets in 11 states. The Company serves larger markets including New York, Los Angeles, Chicago, Atlanta and the San Francisco Bay Area, medium-sized markets such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. The Company anticipates developing additional new markets throughout a majority of the nation's top 30 markets which, together with its existing markets, are expected to have a total of approximately 27 million addressable business lines by the end of 2000. The Company plans to launch service in Dallas, Denver and Miami in the fourth quarter of 1998 and in San Diego, Washington, D.C. and Seattle in the first half of 1999. The Company is also developing a national network strategy to enable it to offer its customers complete, end-to-end voice and data communications services over NEXTLINK-owned facilities.

     The table below provides selected key financial and operating data (dollars are in thousands):

                                                                   AS OF AND
                                                          FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            1998               1997
                                                        -------------     --------------
FINANCIAL DATA:

Gross property and equipment..................          $  511,204        $   214,320
EBITDA (1) ....................................         $ (36,576)        $   (19,844)

OPERATING DATA (2):

Route miles (3)................................              2,150              1,757
Fiber miles (4)................................            158,987            124,399
On-net buildings connected (5).................                736                479
Off-net buildings connected (6)................              9,688              1,404
Switches installed.............................                 18                 13
Access lines in service (7)....................            134,107             30,944
Employees  ....................................              2,065              1,027

(1) EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet future debt service, capital expenditure and working capital requirements.
(2) The operating data includes 100% of the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.
(3) Route miles refers to the number of miles of the telecommunications path in which the Company-owned or leased fiber optic cables are installed.
(4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by the Company's estimate of the number of fibers along that path.
(5) Represents buildings physically connected to the Company's networks, excluding those connected by unbundled incumbent local exchange carrier
      (ILEC) facilities.
(6) Represents buildings connected to the Company's networks through leased or unbundled ILEC facilities.
(7) Represents the number of access lines in service, including those lines that are provided through resale of Centrex services, for which the Company is billing services. The Company serviced 3,312 resold access lines as of September 30, 1998. The Company defines an access line as a telephone connection between a customer purchasing local telephone services and NEXTLINK. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

     The Company builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end-user locations and ILEC central offices. The Company employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of September 30, 1998, the Company had 16 operational Nortel DMS 500 switches, including one switch in its NEXTLAB facility, and currently plans to install three additional switches by the end of 1998. NEXTLAB is a fully functional model of one of the Company's networks, which serves as a testing facility for switch software and the Company's products and services and will serve as the Company's network operations control center.

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

RESULTS OF OPERATIONS

     Revenue increased 182% to $37.8 million during the third quarter of 1998, from $13.4 million in the same period in 1997. Year to date revenue of $96.4 million represented a 175% increase from the $35.1 million reported for the comparable period in 1997. The increase was driven by 290% growth in revenues from bundled local and long distance services and dedicated services, as well as by the acquisitions of Start Technologies Corporation (Start) and Chadwick Telecommunications Corporation (Chadwick) in the fourth quarter of 1997. Revenues reported in the third quarter of 1998 included $31.5 million derived from local and long distance, competitive access, dedicated line services and shared tenant services and $6.3 million derived from enhanced communications services, primarily interactive voice response (IVR) services. The Company's IVR revenue comprised 16% and 28% of the Company's total revenues during the third quarter of 1998 and 1997, respectively.

     The Company increased the number of customer access lines added during the quarter from 30,053 in the second quarter of 1998 to 31,220 during the third quarter of 1998. As of September 30, 1998, the Company had

134,107 access lines in service, compared to 50,131 as of December 31, 1997 and 30,944 as of September 30, 1997. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods. Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as the Company converts those customers to its own network.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 136% in the third quarter of 1998 to $32.8 million, an increase of $18.9 million over the third quarter of 1997. For the nine months ended September 30, 1998, operating expenses rose $49.6 million, or 138%, over the same period in 1997. These increases were attributed to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand the Company's switched local and long distance service businesses in its existing and planned markets. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in operating costs over those in the third quarter of 1997.

     Selling, general and administrative (SG&A) expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. SG&A expenses increased 115% and 126% in the three and nine-month periods ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were due to the Company's increase in employees, as well as other costs associated with the expansion of the Company's switched local and long distance service businesses in its existing and planned markets.

     Deferred compensation expense was recorded in connection with the Company's Equity Option Plan until April 1997, and in connection with the Company's Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for on a basis similar to that for stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the new Stock Option Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, the Company continues to record deferred compensation expense for those compensatory stock options issued, as well as for compensatory stock options issued subsequent to the Plan conversion date. Compensation expense is recognized over the vesting periods based on the excess of the fair value of the stock options at the date of grant over the exercise price.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the Start and Chadwick acquisitions in the fourth quarter of 1997.

     Interest expense increased 248% in the third quarter of 1998 over the comparable period in the prior year due to an increase in the Company's average outstanding indebtedness over the respective periods. Interest expense will increase in future periods in conjunction with the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes on November 12, 1998. See "--Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, the Company capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during the first nine months of 1998 totaled $3.0 million. Interest income results from investment of excess cash as well as certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes. The increase in interest income for the three and nine-month periods in 1998 over the same periods in 1997 corresponded to the increase in the Company's average outstanding cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is a capital-intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the acquisition and installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets;
design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During the first nine months of 1998, the Company used $104.8 million in cash for operating activities, compared to $59.2 million for the same period in the prior year. The increase was primarily due to a substantial increase in the Company's activities associated with the continued development and expansion of switched local and long distance service operations. During the first nine months of 1998, the Company invested an additional $301.1 million in property and equipment and acquisitions of telecommunications assets. During the same period in 1997, the Company invested $130.7 million in property and equipment, acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

     In July 1998, the Company announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River Investments, L.L.C (Eagle River). INTERNEXT entered into an agreement with Level 3 Communications LLC (Level 3). Level 3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. The Company has guaranteed 50% of the financial obligations of INTERNEXT under this agreement and, together with Eagle River, has also guaranteed the performance of certain other obligations of INTERNEXT thereunder. The Company anticipates that Nextel Communications, Inc. (Nextel) will acquire a one-third ownership interest in INTERNEXT, which would reduce the Company's beneficial ownership interest in and obligations with respect to INTERNEXT to one-third. The Company is in the process of defining its plans for implementation of a national network strategy, which will require additional capital expenditures.

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

     In January 1998, the Company and Nextel formed NEXTBAND, a joint venture that is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets in the FCC's local multipoint distribution service (LMDS) auctions. The Company's pro rata share of NEXTBAND's total bid in the LMDS auctions was $67.4 million, which was paid in full in June 1998. The Company is in process of defining its operational and financial plans for implementation of an LMDS strategy, which will likely involve additional capital expenditures.

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

     On November 12, 1998, the Company completed the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes due November 15, 2008. Proceeds from the sale net of underwriting commissions, advisory fees and expenses totaled approximately $488.5 million. Interest payments on the notes are due semi-annually, beginning May 1999. Pursuant to a covenant in the indenture under which the 10 3/4% Senior Notes were issued, the Company has agreed to use the net proceeds from the sale for expenditures relating to the construction, improvement and acquisition of new and existing networks and services and direct or indirect investments in certain joint ventures (including NEXTBAND and INTERNEXT) to fund similar expenditures.

     The Company will use the net proceeds from the sale of the 9% Senior Notes, the 6 1/2% Preferred Stock, the 9.45% Notes, the 10 3/4% Senior Notes (subject to the limitations described above) and existing unrestricted cash balances for expenditures relating to the development, construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where the Company currently operates or intends to operate. Expenditures for the construction and operation of networks include (i) the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets, (ii) the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings, (iii) the development of its comprehensive information technology platform, (iv) the acquisition of LMDS spectrum purchased in the FCC's auction and the construction and deployment of associated facilities and (v) the funding of operating losses and working capital. The Company may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by the Company and its subsidiaries or other complementary businesses.

     As of September 30, 1998, the Company had unrestricted cash and investments of $1,176.8 million and $1,665.3 million on a pro forma basis after giving effect to the sale of the 10 3/4% Senior Notes. The Company's current plan contemplates an aggressive expansion into a number of new markets throughout the United States. The Company may pursue various alternatives for achieving its growth strategy, including: additional network construction; additional leases of network capacity from third party providers; acquisitions of existing networks; and spectrum that was purchased during the LMDS auction and associated facilities construction and deployment. The Company also anticipates that a substantial amount of additional capital expenditures will be made in 1999 and beyond. The funding of these capital expenditures is expected to be provided by existing cash balances, future vendor and/or credit facilities, future public or private sales of debt securities, future sales of public or private capital stock and joint ventures. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its interest and dividend obligations on its outstanding securities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications services industry.

     In addition, the Company's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes, the 9 5/8% Senior Notes, the 9% Senior Notes, the 9.45% Notes and the 10 3/4% Senior Notes (collectively referred to as the Notes). Among other things, these covenants limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the 14% Senior Exchangeable Redeemable Preferred Shares (14% Preferred Shares) contain certain covenants that may limit the Company's operating flexibility with respect to the incurrence of indebtedness and issuance of additional preferred shares. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The Company was in compliance with all covenants associated with the Notes and the 14% Preferred Shares as of September 30, 1998.

IMPACT OF YEAR 2000

     Certain of the Company's older computer systems and applications were written to define a given year with abbreviated dates using the last two digits in a year rather than the entire four digits. As a result, when computer systems attempt to process dates both before and after January 1, 2000, two digit year fields may create processing ambiguities that can cause errors and system failures. For example, systems and applications may have time-sensitive software that recognize an abbreviated year "00" as the year 1900 rather than the year 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system, or software, and its location and function.

STATE OF READINESS

     The Company is currently assessing the impact of the Year 2000, and a formal Year 2000 plan (the "Plan") is expected to be completed and adopted by the Company by year-end 1998. The purpose of the Plan will be to develop and perform reasonable steps intended to prevent the Company's critical operational functions from being impaired due to the Year 2000 problem. The first phase of the Company's Year 2000 assessment, to be completed by December 1998, includes: 1) taking an inventory of Company-wide systems and equipment to determine the extent of testing required for Year 2000 compliance (generally defined as the ability of information systems to accurately process data from, into and between the twentieth and twenty-first centuries, including leap year calculations), 2) developing a strategy to manage vendors' and other outside entities' progress toward Year 2000 compliance, 3) designing a Company-wide Year 2000 communications plan, and 4) creating a risk assessment and impact analysis from which the Plan can be developed. The Company has engaged outside consultants to aid in formulating and implementing the Plan.

     The Company's assessments to date have indicated that its major operational support systems, including its billing, order management, network management, and financial systems are Year 2000 compliant. In addition, the Company has received positive confirmation from its vendor that the Company's Nortel DMS 500 switches are also Year 2000 compliant.

     As part of the Plan and ongoing Year 2000 assessment, the Company will continue its testing of existing telecommunications equipment and back office systems to access the effects of the Year 2000 problem on those areas that would result in significant impairment to the Company's critical operations. Through its NEXTLAB facility, which operates separate and apart from the Company's operational switches, the Company has the means to test switch configurations without impacting its networks or customers, and the Company is using NEXTLAB to independently verify Year 2000 compliance of its network systems and equipment.

     The Plan will also address the potential adverse effects to the Company in the event that the computer, telecommunications, and other systems of outside entities' (including vendors, customers, and local and interexchange carriers and Internet service providers with which the Company interchanges traffic) are not Year 2000 compatible. The Company does not have control of these outside entities or their systems. However, the Company's Plan will include ongoing identification of and contact with such outside entities whose systems may have a substantial effect on the Company's ability to continue to conduct the critical aspects of its operations without disruption from Year 2000 problems. In the event such outside systems are identified, the Company will work with the outside entities in a reasonable attempt to inventory, assess, analyze, test, and develop contingency plans for the Company's connections to these outside entities and their systems and to determine the extent to which they are, or can be made to be, Year 2000 compliant.

COSTS TO ADDRESS YEAR 2000 ISSUES

     The Company has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning. Further, the Company anticipates that its future costs for these purposes will not be material.

     Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of outside entities' systems, and similar events. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 issues. Furthermore, the estimated costs of implementing the Plan do not consider the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

YEAR 2000 RISK FACTORS

    Between now and the year 2000 there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. The Company believes it employs an adequate number of personnel skilled in dealing with the Year 2000 problem and has retained outside consultants who bring additional skilled people to deal with the Year 2000 problem as it affects the Company. Nevertheless, the Company could face shortages of skilled personnel or other resources, such as Year 2000 compliant computer chips. These shortages might delay or otherwise impair the Company's ability to assure that its critical systems are Year 2000 compliant. Outside entities could face similar problems that could materially affect the Company. The Company believes that the possible impact of the shortage of skilled people and resources is not, and will not be, unique to the Company.

     The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes and unforeseen circumstances may arise during implementation of the Plan that would materially and adversely affect the Company.

     The Company is taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, the Company may not be able to find and remediate all embedded chips in all of the Company's systems. Further, outside entities on which the Company depends also may not be able to find and remediate all embedded chips in their systems. Some chips that are not Year 2000 compliant may create system disruptions or failures, which may, in turn, cause disruptions or failures in other systems. These cascading problems could impair the Company's ability to serve its customers and otherwise fulfill contractual and legal obligations. The Company believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to the Company.

     The Company cannot ensure that suppliers upon which it depends for essential supplies and services will convert and test their critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including federal, state, or local governments, to make their systems and processes Year 2000 compliant could create substantial disruptions having a material adverse effect on the Company's operations.

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance. Among other things, the Company could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effects on the Company would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company from a domestic or global recession or depression also could be material, although not quantifiable at this time.

     The Company will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the Year 2000 problem.

CONTINGENCY PLANS

     As part of the Plan, the Company is developing contingency plans that deal with two aspects of the Year 2000 problem: 1) that the Company, despite its good faith and reasonable efforts, may not have satisfactorily addressed the Year 2000 problem with respect to its critical internal systems and 2) that outside entities' systems may not be Year 2000 ready. The Company's contingency plans will be designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities with respect to critical functions or systems.

     The Company's contingency plans will contemplate an assessment of all its critical internal information technology systems and its internal operational systems that use computer-based controls. In addition, the Company will assess any critical disruptions due to Year 2000-related failures that are external to the Company. These processes will begin January 1, 2000, and will continue as long as circumstances require.

     The Company's contingency plans will include the creation of teams that will be prepared to respond immediately and as necessary to critical Year 2000 problems as soon as they become known. The composition of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     The statements contained in this report and in associated prior filings by the Company with the Securities and Exchange Commission which are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to: the Company's plans to build, acquire or develop networks and offer services in new areas, expand its current networks and explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers (and the effects of such efforts); the Company's development of a national strategy for end-to-end communications services; the Company's presence in the marketplace and its ability to provide a single source solution for the telecommunications needs of its customers; the Company's anticipated development of and entry into new markets and market expansion (and timing thereof); its expected number of addressable business lines in markets where the Company operates and by the end of 2000; its plans to launch service in various cities; its plans to install additional switches by the end of 1998; its expectation regarding incremental revenues, incremental operating expenses and contributions to cash flow; the Company's belief regarding its financial performance and traffic flow over its networks; its expectations regarding revenue from access lines as a percentage of total revenues; increases in interest expense in future periods; its requirements for capital investment; its use of proceeds from various financings; its anticipated capital expenditures; its intentions regarding LMDS technology; matters related to the national network being constructed by Level 3, including network specifications, INTERNEXT's interest therein, the delivery of segments thereunder, and the cost thereof and the timing of payments for the network; the participation by other entities (including Nextel) in certain joint ventures and financial matters related thereto; and other statements contained herein regarding matters that are not historical facts. Management wishes to caution the reader that these forward-looking statements are only predictions. These statements are based on a number of assumptions that ultimately could prove inaccurate and, therefore, no assurance can be given that the future results will be achieved. Actual events or results may differ materially as a result of a number of factors, including those identified in the Company's annual report on Form 10-KSB (File No. 333-04603). Factors that could affect performance include: the level of the Company's future negative cash flows and operating losses incurred by the Company until it establishes an adequate revenue base and generates substantial revenues from the provision of switched local and long distance services; successfully generating or raising on terms that the Company will consider acceptable sufficient capital to accommodate planned future expansion and expenditures; continued attraction and retention of qualified managerial, professional and technical personnel; timely installation of the required switches, fiber optic cable and associated electronics necessary to provide switched local service in a manner that will permit the resolution of technical problems; successfully negotiating new and, to the extent necessary, renegotiating existing interconnection agreements; successfully developing effective systems relating to ordering, provisioning and billing for telecommunications services; successfully offering, marketing and selling switched local services and other enhanced products and services in all of the Company's networks as quickly as practicable; sufficient access to the ILEC's networks and adequate cooperation therefrom to connect new customers to the Company's network on a timely basis; identifying, financing and completing suitable acquisitions; maintaining existing, and obtaining and maintaining new, franchises, permits and rights-of-way and any required governmental authorizations, franchises and permits on a timely basis; competition from incumbent providers and new entrants; the nature of regulatory, legislative and judicial developments; rapid and significant changes in technology; and risks related to the Company's national network and LMDS strategies. These are representative of factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and economic conditions including interest rate fluctuations.

NEW ACCOUNTING STANDARD

     In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have a material impact the Company's financial position.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A common stock, $.02 par value per share, were sold in an initial public offering (IPO) at a price of $17 per share. Of the 15,200,000 shares of Class A common stock sold, 12,000,000 were sold by the Company and 3,200,000 were sold by a selling shareholder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc, exercised an option to purchase 2,280,000 additional shares of Class A common stock at the same price per share. Net proceeds to the Company from the initial public offering totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. The Company intends to use substantially all of the net proceeds from the initial public offering for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the proceeds from this offering had been used as of September 30, 1998.

          The Company filed a registration statement on Form S-1 (File No. 333-32003) which became effective on September 26, 1997, whereby the Company sold $400.0 million aggregate principal amount of 9 5/8% Senior Notes. The offering was led by Salomon Brothers Inc. Net proceeds from the sale of the 9 5/8% Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. The use of proceeds from the debt offering is expected to be substantially the same as the Company's initial public offering. Approximately $349.8 million of the proceeds from this offering had been used as of September 30, 1998, $209.1 million of which was used for the purchase of property and equipment, $20.5 million for the network lease agreement entered into in February 1998, and the remainder was used to fund the Company's operations and working capital requirements.

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

               4.3  Form of stock certificate of 14% Senior Exchangeable
                    Redeemable Preferred Shares. (3)

               4.4  Indenture, dated as of April 25, 1996, by and among NEXTLINK
                    Communications, Inc., NEXTLINK Capital, Inc. and United
                    States Trust Company of New York, as Trustee, relating to
                    12 1/2% Senior Notes due April 15, 2006, including form of global note. (2)

               4.5 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK
                    Communications, L.L.C., NEXTLINK Capital and United States
                    Trust Company of New York, as Trustee. (3)

               4.6  Form of Indenture between United States Trust Company, as
                    Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (4)

               4.7  Indenture, dated March 3, 1998, between United States Trust
                    Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

               4.8  Certificate of Designations of the Powers, Preferences and
                    Relative, Participating, Optional and Other Special Rights of 6 1/2% Cumulative Convertible Preferred Stock and
                    Qualifications, Limitations and Restrictions Thereof. (1)

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

               4.13 Cost Sharing and IRU Agreement dated July 18,1998, between
                    Level 3 Communications, LLC and INTERNEXT LLC. (7)

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

               10.7 Guaranty Agreement, dated July 18, 1998, between NEXTLINK
                    Communications, Inc. and Level 3 Communications, LLC.

               10.8 Cost Sharing and IRU Agreement, dated July 18, 1998, between
                    Level 3 Communications, LLC and INTERNEXT LLC. (7)

               27   Financial Data Schedule

               -------------

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

                    (6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).
                    (7) Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to NEXTLINK Communications, Inc.'s Application Requesting Confidential Treatment under Rule 24(b)-2 of the Securities Exchange Act of 1934.

          (b)  Reports on Form 8-K

               Current report on Form 8-K, filed July 20, 1998, regarding the announcement by James Voelker of his resignation as President and a director of the Company and the appointment of George Tronsrue as President of the Company.

               Current report on Form 8-K, filed July 22, 1998, regarding INTERNEXT L.L.C., of which each of the Company and Eagle River Investments L.L.C. beneficially owns a one-half interest, entering into a Cost Sharing and IRU Agreement with Level 3 Communications, LLC.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       NEXTLINK Communications, Inc.



Date: November 16, 1998                By: /s/ Kathleen H. Iskra
                                           -----------------------------------
                                       Kathleen H. Iskra
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal financial and
                                       accounting officer)




                                       NEXTLINK Capital, Inc.



Date: November 16, 1998                By: /s/ Kathleen H. Iskra
                                           -----------------------------------
                                       Kathleen H. Iskra
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal financial and
                                       accounting officer)

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

       4.3     Form of stock certificate of 14% Senior Exchangeable Redeemable
               Preferred Shares. (3)

       4.4     Indenture, dated as of April 25, 1996, by and among NEXTLINK
               Communications, Inc., NEXTLINK Capital, Inc. and United States
               Trust Company of New York, as Trustee, relating to 12 1/2% Senior
               Notes due April 15, 2006, including form of global note. (2)

       4.5 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications,
               L.L.C., NEXTLINK Capital and United States Trust Company of New
               York, as Trustee. (3)

       4.6 Form of Indenture between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior
               Notes due 2007. (4)

       4.7     Indenture, dated March 3, 1998, between United States Trust
               Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

       4.8     Certificate of Designations of the Powers, Preferences and
               Relative, Participating, Optional and Other Special Rights of
               6 1/2% Cumulative Convertible Preferred Stock and Qualifications,
               Limitations and Restrictions Thereof. (1)

       4.9     Indenture, dated April 1, 1998 between United States Trust
               Company, as Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (6)

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

       10.7    Guaranty Agreement, dated July 18, 1998, between NEXTLINK
               Communications, Inc. and Level 3 Communications, LLC.

       10.8    Cost Sharing and IRU Agreement dated July 18, 1998, between
               Level 3 Communications, LLC and INTERNEXT LLC. (7)

       27      Financial Data Schedule

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

               (7) Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to NEXTLINK Communications, Inc.'s Application Requesting Confidential Treatment under Rule 24(b)-2 of the Securities and Exchange Act of 1934.