Form 10-K
period 1998-12-31
NEXTLINK COMMUNICATIONS INC / DE
filed 1999-03-29
CIK 1015126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                          Commission File No. 000-22939

                          NEXTLINK COMMUNICATIONS, INC.
                              NEXTLINK CAPITAL, INC.

     A Delaware Corporation                  I.R.S. Employer No. 91-1738221
     A Washington Corporation                I.R.S. Employer No. 91-1716062

         500 108th Avenue, N.E., 22nd Floor, Bellevue, Washington  98004
                        Telephone Number (425) 519-8900

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Class A Common Stock, Par Value $0.02

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A and Class B Common Stock held by non-affiliates of the Registrants, based upon the closing sale price of the Common Stock on March 8, 1999 as reported on the NASDAQ National Market System, was approximately $1,255,976,196. Shares of Class A and Class B Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Class A and Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 1999, the number of outstanding shares of NEXTLINK
Communications, Inc.'s Class A Common Stock was 25,588,729 and Class B Common Stock was 29,184,372. NEXTLINK Capital, Inc. had outstanding 1,000 shares of Common Stock, par value $0.01 per share.

NEXTLINK Capital, Inc. ("NEXTLINK Capital" and together with NEXTLINK Communications, Inc., the "Registrants") meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                              TABLE OF CONTENTS


ITEM                                                                                                   PAGE
----                                                                                                   ----

                                                 PART I

  1.   Business...................................................................................       1

  2.   Properties.................................................................................      25

  3.   Legal Proceedings..........................................................................      25

  4.   Submission of Matters to a Vote of Security Holders........................................      25


                                                PART II

  5.   Market for Registrants' Common Stock and Related Stockholder Matters.......................      25

  6.   Selected Financial Data....................................................................      26

  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......      27

  7A.  Quantitative and Qualitative Disclosure About Market Risk..................................      41

  8.   Financial Statements and Supplementary Data................................................      42

  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......      42


                                                PART III

  10.  Directors and Executive Officers of the Registrant.........................................      42

  11.  Executive Compensation.....................................................................      45

  12.  Security Ownership of Certain Beneficial Owners and Management.............................      49

  13.  Certain Relationships and Related Transactions.............................................      51


                                                PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................      51

                         NEXTLINK COMMUNICATIONS, INC.
                            NEXTLINK CAPITAL, INC.
                                    PART I


ITEM 1.  BUSINESS

     CAPITALIZED TERMS USED BELOW, WHICH ARE NOT OTHERWISE DEFINED, ARE DEFINED IN THE GLOSSARY, BEGINNING ON PAGE 23.

OVERVIEW

     Craig O. McCaw, our largest and controlling shareholder, founded
NEXTLINK in 1994. We provide telephone and other telecommunications and data services to a targeted customer base of small and medium-sized businesses using our facilities-based networks and switches. We were one of the first companies to take advantage of the Telecommunications Act of 1996, or the Telecom Act, which opened the market for local telecommunications services to competition. In the industry, we are referred to as a "competitive local exchange carrier" or CLEC. We compete in each of our markets principally against the incumbent telephone company in each area that had a virtual monopoly on local telecommunications service prior to the entry of the CLECs. Each of these dominant carriers is referred to in the Telecom Act as an "incumbent local exchange carrier" or ILEC.

     We offer our customers high quality local, long distance, data and enhanced telecommunications services at competitive prices, individually or as part of an integrated package of services. We are developing a national network strategy to enable us to offer our customers complete, end-to-end voice and data communications services over facilities we control. We are also developing plans for the deployment of data switching and transmission equipment in 2000, including Asynchronous Transfer Mode, or ATM, Internet Protocol, or IP, and frame-relay facilities, and Digital Subscriber Line, or DSL, services and anticipate offering value added services such as complex web hosting and distributed computing applications.

     We develop and operate high capacity, local fiber optic networks with broad market coverage in a growing number of markets across the United States. We currently operate 23 facilities-based networks, and provide switched local, long distance, data and enhanced services in 38 markets in 14 states. We serve larger markets, including New York, Los Angeles, Chicago, Atlanta, the San Francisco Bay Area, Denver, Dallas and Miami, medium-sized markets, such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania.

     In the markets where we provide switched local telecommunications services, we offer our customers local and resold long distance services. In these same local markets we also offer customers dedicated transmission lines for their sole use, as well as direct access to our networks to long distance carriers and other end users. Our target customer base within our markets is small and medium-sized businesses, generally those businesses with fewer than 50 telephone lines (these lines are generally called "access lines" in our industry). Based on consultants' reports, we estimate that as of year-end 1997, there were approximately 170 million access lines nationwide, including approximately 55 million business lines.

     Our customer base has been growing rapidly, as the following table demonstrates:


AS OF                                        MARKETS IN SERVICE           TOTAL ACCESS LINES INSTALLED
-----                                        ------------------           ----------------------------
December 31, 1996........................             7                             8,511
December 31, 1997........................            25                            50,131
December 31, 1998........................            37                           174,182

     We have also improved our rate of quarterly access line installations. The following table illustrates this improvement:


                                                          ACCESS LINE INSTALLATIONS
QUARTERLY PERIOD ENDED                                            PER QUARTER
-----------------------                                   -------------------------
December 31, 1996...................................                 1,604
December 31, 1997...................................                19,187
December 31, 1998...................................                40,075

     Based on our recent successes in operating and expanding our existing networks, as well as opportunities arising in other new markets, we are pursuing an aggressive growth plan. We intend to develop networks throughout a majority of the nation's top 30 markets and to serve markets with 27 million addressable business access lines by the end of 2000. The next phase of our expansion plan includes the launch of switched services in Washington, D.C. and Seattle in the second quarter of 1999. We plan to enter other large and medium-sized markets on a stand-alone basis where economic, competitive and other market factors warrant such entry, and will consider pursuing smaller markets where we can extend or cluster an existing network with relatively little incremental capital.

     Certain recent transactions, described in more detail below, have laid the foundation for a substantial expansion of our ability to offer our customers a more complete array of end-to-end voice and data communications services over our own facilities:

     - WIRELESS CONNECTIVITY TECHNOLOGY. We are in the process of acquiring radio frequency spectrum covering substantially all of the 30 largest markets in the United States. We plan to use this spectrum to implement wireless technology to connect many more customers directly to our local networks.

     - INTERNEXT. We manage and own 50% of INTERNEXT, a joint venture formed in July 1998 that owns exclusive interest in the national network fiber optic cable that Level 3 Communications, Inc. is currently constructing. That network is designed to cover more than 16,000 route miles, connecting 50 cities in the United States and Canada.

     We believe that a critical factor to successfully implementing our strategy is the quality of our management team and their extensive experience in the telecommunications industry. We have built a management team that we believe is well suited to challenge the dominance of the ILECs in the local exchange market. Craig O. McCaw, our founder and largest and controlling shareholder, Steven W. Hooper, our Chairman of the Board and Chief Executive Officer, Wayne M. Perry, our Vice Chairman, and George M. Tronsrue III, our President and Chief Operating Officer, each has 16 or more years of experience in leading companies in competitive segments of the telecommunications industry. In addition, the presidents of our operating subsidiaries and our senior officers have an average of 18 years of experience in the telecommunications industry. Mr. Hooper and Mr. Perry were members of the senior management team at McCaw Cellular Communications, Inc. during the years in which it became the nation's largest cellular telephone company. Following McCaw Cellular's sale to AT&T Corp. in 1994, Mr. Hooper was Chief Executive Officer of AT&T Wireless Services, Inc. and Mr. Perry was Vice Chairman of AT&T Wireless Services.

MARKET OPPORTUNITY

     Prior to 1984, AT&T Corp. dominated both the local exchange and long distance marketplace by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. While long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T, when AT&T was mandated to separate its local and long distance businesses. To foster competition in the long distance market, AT&T's divested local exchange businesses, the Regional Bell Operating Companies, or "RBOCs", were prohibited from acting as a single source provider of telecommunications services.

     We believe that a similarly critical event occurred in 1996 with the passage of the Telecom Act. In most locations throughout the United States, the ILEC has operated with a virtual monopoly over the provision of most local exchange services. However, just as competition slowly emerged in the long distance business prior to the mandated breakup of AT&T, competitive opportunities also have slowly emerged over the last 10 years at the local exchange level.

     Industry sources estimate that in 1997 the total revenues from local and long distance telecommunications services were approximately $192 billion, of which approximately $103 billion were derived from local exchange services and approximately $89 billion from long distance services. Based on FCC information, total revenues for local and long distance services grew at a compounded annual rate of approximately 5.7% between 1992 and 1997. While the mandate relating to the breakup of AT&T established the conditions for competition in the long distance services market in 1984, the market for local exchange services has been, until recently, virtually closed to competition and has largely been dominated by regulated monopolies. We believe the Telecom Act provided the opportunity to accelerate the development of competition at the local level.

     The Telecom Act and the subsequent rules issued by the FCC governing competition, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the local exchange markets. These developments created opportunities for new entrants into the local exchange market to capture a portion of the ILEC's dominant, and historically monopoly controlled, market share of local services. The development of switched local service competition, however, is in its early stages.

     The Telecom Act also includes provisions that require the ILECs to cooperate with competitors' entry into the local exchange market. These provisions include:

     - Interconnection--provides competitors the right to connect to the ILECs' networks at any technically feasible point and to obtain access to its rights-of-way;

     - Unbundling of the Local Network--allows competitors to purchase and utilize components of the ILECs' network selectively;

     - Reciprocal Compensation--establishes the framework for pricing between the CLEC and the ILEC for use of each other's networks; and

     - Number Portability--allows ILEC customers to retain their current telephone numbers when they switch to a CLEC.

     The Telecom Act prevents ILECs from combining long distance services with the local services they currently offer until they have demonstrated that they have complied with certain regulatory requirements relating to local competition. For more information, see "Regulatory Overview." Given the regulatory constraints imposed on the ILECs by the Telecom Act, we believe we will have an opportunity to gain market share in certain markets by combining local and long distance services in a single offering to our customers before the ILEC is permitted to do so.

     In addition to traditional voice local and long distance services, telecommunication services have been growing at an accelerated pace because of increased data telecommunications, such as Internet usage. As technology advances, we believe the demand for broadband capacity and additional business and consumer telecommunications services will increase. We have designed our fiber networks to accommodate significant growth in traffic volumes and, as discussed below with respect to our data strategy, we will deploy data switches and transmission equipment in 2000 to become more competitive in the provision of these services.

BUSINESS STRATEGY

     We have built a customer-focused, locally oriented organization that currently focuses on providing switched local and long distance telephone service at competitive prices to small and medium-sized businesses. Our goal is to become a leading provider of complete, end-to-end voice and data telecommunications services and to maximize penetration of our targeted customer base. We believe the key components to achieving our goal are as follows:

          DEVELOP HIGH CAPACITY FIBER OPTIC NETWORKS WITH BROAD MARKET COVERAGE. We build high capacity local networks in the central business districts of our target markets using large fiber optic cable bundles. These cables are capable of carrying high volumes of voice, data, video and Internet traffic as well as other high-bandwidth services. We employ a uniform technology platform within these networks based on Nortel DMS 500 switches and other common transmission technologies. This architecture enables us to provide direct connections to a high percentage of commercial buildings and ILEC central switching offices situated near our network. We also expect this architecture to result in a higher proportion of traffic that is both originated and terminated on our network, thereby providing higher long-term operating margins. In some markets, we lease unused fiber, generally called "dark fiber," and fiber capacity from third parties to launch facilities-based services.

          CONTINUE MARKET EXPANSION. We plan to build our own local facilities-based networks throughout a majority of the nation's top 30 markets and to provide services in markets with a total of 27 million addressable business lines by the end of 2000. We anticipate continuing our expansion into new geographic areas, including additional large markets, as opportunities arise, either through building new networks, acquiring existing networks or other telecommunications companies, or acquiring or leasing dark fiber and fiber capacity.

          USE FIXED WIRELESS SPECTRUM TO LEVERAGE THE LOCAL NETWORKS. We currently use both direct connections from our fiber network to buildings in the central business district as well as leased unbundled loop lines from the ILEC to connect off-network customers to our network (commonly referred to as the "last mile" to the customer). For off-network buildings, we are also developing alternative means for establishing transport that links our end users to our network through the use of a radio service, generally called local multipoint distribution service, or LMDS. LMDS is a newly authorized fixed broadband point-to-multipoint radio service, which the license holder may deploy for wireless local loop telephony, mobile wireless backhaul services, high-speed data transfer, video broadcasting and videoconferencing, in any combination. We control or have rights to acquire LMDS wireless spectrum covering 95% of the persons located within the licensed areas, or POPs, in the 30 largest markets in the United States which, if the acquisition is consummated, will make us the largest holder of LMDS wireless spectrum in North America.

          DEVELOP NATIONAL CITY-TO-CITY LONG HAUL CONNECTIVITY. We are developing a national network strategy that will link our local networks to each other. We anticipate executing this strategy by using our interest in a 16,000-route mile national fiber optic network that is expected to link 50 cities in the United States and Canada. This national network is now under construction, and we expect substantially all of its segments to be completed in 2000 and 2001. Through this network we will be able to provide our customers with complete, end-to-end communications services over our own facilities over time. The network is designed to support switched traditional voice circuits as well as packet-switched data services, such as IP, ATM and frame relay.

          IMPLEMENT DATA STRATEGY. We are developing plans for the deployment of data switching and transmission equipment throughout our networks in 2000. To date, our local networks have been used primarily for traditional circuit-switched technologies through our Nortel DMS 500 switches. Our fiber networks have been designed, however, to support the introduction of additional technologies for the switching and transmission of data services. Our networks have also been designed to allow voice, data and all network applications to be carried over a single infrastructure using an IP based architecture. We anticipate that these newer technologies will allow us to provide a full range of data services more efficiently and cost effectively over our networks, while continuing to provide traditional circuit switched voice services to our customers.

          CONTINUE TO FOSTER DECENTRALIZED LOCAL MANAGEMENT AND CONTROL.
     We believe that our locally based management teams have enhanced our execution success. We have recruited experienced entrepreneurs and industry executives as presidents of each of our regional groups of operating subsidiaries, many of whom have previously built and led their own start-up telecommunications businesses. The local presidents and their teams are charged with achieving growth objectives in their respective markets and have decision making authority in the following key areas: customer care, network growth and building connectivity, and managing the relationship and provisioning efforts with the ILEC. We believe that this local management focus will provide a critical competitive edge in customer acquisition and retention in each market.

          PROVIDE TELECOMMUNICATIONS SERVICES THROUGH DIRECT SALES AND EFFECTIVE CUSTOMER CARE ORGANIZATIONS. Currently, we primarily focus our sales efforts on businesses and professional groups having fewer than 50 access lines. We have a record of success in penetrating this market, where we believe that ILECs are less likely to apply significant resources towards retaining customers. To reach and retain these customers, we have established and are continuing to build a highly motivated and experienced direct sales force and customer care organization with direct and personal relationships with our customers. To ensure customer satisfaction, each customer is assigned a single customer care representative who is responsible for solving problems and responding to customer inquiries.

          CONTINUE TO IMPROVE PROVISIONING PROCESSES TO ACCELERATE
     REVENUE GROWTH. The process of transitioning new customers from an ILEC's network to ours is complex. Therefore, we continue to identify and implement best provisioning practices so that we can provide rapid and smooth customer transitions. To support the provisioning of our services, we have begun to implement a comprehensive information technology platform geared toward delivering information and automated ordering and provisioning capability directly to our internal staff. Eventually, we anticipate being able to deliver this capability to the end user. We believe that our provisioning practices and our comprehensive information technology platform, as it is developed, will allow us to implement switched local services in our targeted markets more rapidly and to shorten the time between the receipt of a customer order and the generation of revenues. Our improving capacity to provision access lines to our networks is reflected in the increased number of access lines we install per business day. In those markets where we have offered switched local services since 1996, we have increased our installation rate from 108 installations per business day during the fourth quarter of 1997 to 132 installations per business day during the fourth quarter of 1998.

NEXTLINK'S TELECOMMUNICATIONS SERVICES

     LOCAL AND LONG DISTANCE SERVICES

     We began offering switched local and long distance services in seven markets on July 4, 1996 and in 18 additional markets in 1997. During 1998, we launched switched local and long distance services in 12 markets. In 1999, we recently launched services in San Diego and expect to expand further to offer switched local and long distance services in additional major markets including Washington D.C. and Seattle, among others. We currently focus our product offerings on basic circuit-switched telecommunications services, which we believe remains the core of local exchange services. Pricing, which is determined and implemented by our operating subsidiary in each local market, has been generally 10% to 15% lower than the pricing for comparable local services from the ILEC. We also offer promotional pricing from time to time. Our current product offering includes:

     - standard dial tone, including touch tone dialing, 911, and operator assisted calling;

     - multi-trunk services, including direct inward dialing (DID) and direct outward dialing (DOD);

     -  long distance service, including 1+, 800/888 and operator services;

     - voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities; and

     -  directory listings and assistance.

     Additionally, we offer the following services to long distance carriers and high volume customers in each of our markets:

     - special access circuits that connect end users to long distance carriers;

     - special access circuits that connect long distance carriers' facilities to one another; and

     - private line circuits that connect several facilities owned by the same end user.

     Our customers use these services as both primary and back-up circuits.

     DATA SERVICES

     We currently offer customers the ability to use our networks for data services including facsimile, email and other business Internet services. As technology advances, we believe the demand for broadband capacity and additional business and consumer telecommunications services will increase. To address the increased demand more efficiently and cost-effectively than with circuit-switched technologies, we are developing plans for the deployment of specialized data switching and transmission equipment in 2000. This equipment will include ATM, IP and frame-relay facilities.

     Deploying ATM and frame relay facilities should enable us to offer our customers extensive bandwidth capacity with increased speed and reliability. Our network infrastructure has also been designed to allow voice, data and all network applications to be carried over a single infrastructure using an IP based architecture. We believe that supporting IP technology throughout our network will provide us with an economic advantage, as IP networks provide more efficient use of network capacity. Compared to circuit-switched technologies, IP, as a packet-based technology, is able to transmit packets from several communications sources together simultaneously onto a single circuit or channel. By leveraging the efficiencies of IP technologies, we can lower our incremental cost of providing telecommunications services to our customers. Additionally, IP technology is an open protocol that provides a high degree of flexibility, as it allows for market driven development of new applications for IP networks. IP networks also allow a standard web browser interface for data and applications that makes it easier for end users to access and use these resources.

     ENHANCED COMMUNICATIONS SERVICES

     We operate an Interactive Voice Response, or IVR, platform which allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and, by following a customized menu, access a variety of information. Simultaneously, a profile of the caller is left behind for either our customers' or our use. Currently, we provide four types of IVR services:

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

     We anticipate that we will continue to explore other enhanced communications services opportunities and may acquire, invest in or establish marketing relationships with additional service providers in the future that support our overall business and marketing strategies.

SALES AND CUSTOMER CARE

     OVERVIEW

     We use a two-pronged sales strategy in each of our markets, one directed to the sale of local and long distance services and the other to enhanced communications services. Our primary sales efforts currently focus on selling switched local and long distance services to small and medium-sized businesses and professional groups with fewer than 50 business lines. Our market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance and customer service. Using direct sales efforts, we offer bundled local and long distance services that are generally priced at a 10% to 15% discount from the ILEC. By bundling local and long distance services, we believe we provide our customers a level of convenience that has been generally unavailable since the break-up of AT&T. In some of our markets, we also target high concentrations of business customers in multi-tenant commercial office buildings in major metropolitan areas. This allows these business customers to benefit from voice and data services offered through our on-site facilities and technical staff. We market our enhanced communications services nationally through a separate direct sales force. In addition, we employ a national sales team to market services to long distance carriers and large commercial users. Sales efforts for these services are generally centralized to provide a single point of contact for these customers.

     SALES FORCE

     We have established a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the ILECs. We have expanded our sales force from 223 salespeople, with 152 dedicated to CLEC sales, at year-end 1997 to 319 salespeople, with 284 dedicated to CLEC sales, at December 31, 1998. Salespeople are given incentives through a commission structure that generally targets 40-50% of a salesperson's compensation to be based on performance.

     CUSTOMER CARE

     We augment our direct sales approach with superior customer care and support from locally based customer care representatives. We structure our customer care organization in such a manner that each customer has a single point of contact in customer care who is responsible for solving problems and responding to customer inquiries. We have expanded our customer care organization from 162 customer care employees at year end 1997 to 256 customer care employees at December 31, 1998. Our goal is to provide a customer care group that has the ability and resources to respond to and resolve customer problems as they arise. We believe that customer care representatives are most effective if they are based in the communities in which we offer services, which also allows, among other things, the opportunity for the representatives to visit the customer's location.

NETWORK DEVELOPMENT

     GENERAL

     Our general strategy is to design and construct high capacity fiber optic networks with broad coverage. We design each network to connect the maximal number of businesses, long distance carriers' points of presence and ILEC principal central offices in the area to be served, using existing rights-of-way and/or rights-of-way that we develop. We have, at times, developed our networks by acquiring fully or partially constructed fiber optic networks or by entering into leased dark fiber and fiber capacity arrangements which allow us, by installing one or more switches and related electronics, to enter a market before we complete the construction of a fiber optic network. We regularly evaluate markets for potential locations to expand our existing networks and to develop new, additional networks. The decision to build or acquire a new network or increase capacity of an existing network is not based on any single factor, but on a combination of a number of factors including:

     - demographic, economic, telecommunications demand and business line characteristics of the market and the surrounding markets;

     - level of capital expenditures relative to the number of addressable business lines;

     -  availability of rights-of-way;

     -  actual and potential competitors; and

     -  potential for us to cluster additional networks in the region.

     If a particular target market is determined to present an attractive market opportunity, we evaluate whether economical acquisition opportunities are available. In some cases a large network can be acquired, and in other cases a small existing network can serve as a starting point for market entry. Using the data collected during preliminary studies and visits with city officials, providers of rights-of-way, potential end users and long distance companies, we develop detailed financial estimates of the costs of constructing a network, including the cost of fiber optic cable, transmission and other electronic equipment, as well as costs related to switching, engineering, building entrance requirements and rights-of-way acquisitions. If the financial estimates deem the project economical, our market development personnel prepare a detailed business and financial plan for the proposed network, including competitive, regulatory and rights-of-way analyses. Based on our review of these analyses, we determine whether to proceed.

     In addition, to construction of new networks, we seek opportunities to leverage existing networks and related equipment by constructing or acquiring networks in adjacent areas. This allows us to expand our operations in areas where we already provide services by establishing a cost effective and operationally efficient cluster of networks in various geographic regions.

     NEXTLINK'S NETWORKS

     The following table provides information on the markets in which we have launched or have announced plans to launch switched local and long distance services.

                                                                     LAUNCH DATE FOR
                                                                 SWITCHED LOCAL SERVICES
                                                           ------------------------------------
STATE                           MARKET                         ACTUAL               PLANNED
-----                           ------                     ---------------     ----------------
TENNESSEE...................    Memphis                          July 1996
                                Nashville                        July 1996
PENNSYLVANIA (SOME OF
THESE MARKETS ALSO SERVE
CUSTOMERS IN NEW JERSEY)....    Allentown                        July 1996
                                Harrisburg                       July 1996
                                Lancaster                        July 1996
                                Reading                          July 1996
                                Philadelphia                     July 1997
                                Scranton/Wilkes Barre        December 1997
WASHINGTON..................    Spokane                          July 1996
                                Seattle                                        2nd Quarter 1999
UTAH........................    Salt Lake City                January 1997
                                Orem/Provo                  September 1997
NEVADA......................    Las Vegas                       April 1997
OHIO........................    Cleveland                       April 1997
                                Columbus                        April 1997
CALIFORNIA..................    Anaheim                          July 1997
                                Costa Mesa                       July 1997
                                Fullerton                        July 1997
                                Garden Grove                     July 1997
                                Huntington Beach                 July 1997
                                Inglewood                        July 1997
                                Irvine                           July 1997
                                Long Beach                       July 1997
                                Los Angeles                      July 1997
                                Orange                           July 1997
                                Santa Ana                        July 1997
                                Fremont                           May 1998
                                Milpitas                          May 1998
                                San Jose                          May 1998
                                Palo Alto                         May 1998
                                Sunnyvale                         May 1998
                                Mountain View                                  2nd Quarter 1999
                                Santa Clara                                    2nd Quarter 1999
                                San Diego                       March 1999
ILLINOIS....................    Chicago                      February 1998
NEW YORK....................    Manhattan                   September 1998
GEORGIA.....................    Atlanta                     September 1998
                                Marietta                    September 1998
COLORADO....................    Denver                       December 1998
TEXAS.......................    Dallas                       December 1998
FLORIDA.....................    Miami                        December 1998
MARYLAND....................    Washington D.C.                                2nd Quarter 1999

NETWORK ARCHITECTURE

     DESIGN

     We believe that facilities-based, full service telecommunications companies whose customers are directly connected to their networks have the ability to respond more quickly to customer needs for capacity and services. Moreover, we believe that facilities-based carriers develop a more knowledgeable, cooperative relationship with their customers, thereby improving their ability to provide new services and other telecommunications solutions, which should result in higher long-term operating margins. This philosophy applies equally in the context of our national network strategy, in which we control and own a joint venture, INTERNEXT, that has exclusive interest in a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. INTERNEXT has an exclusive interest in 24 fibers in a shared, filled conduit. INTERNEXT also has an exclusive interest in one empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. The network, which is now under construction, is designed to support voice and data services.

     We also believe that customers will select their service provider based on high quality and differentiated products, responsive customer service and price. In some circumstances, depending in part on regulatory conditions, we use our own network for one portion of a call and resell the services of another carrier for the remaining portion of a call. In other instances, both the origination and termination of calls take place on our networks. Our networks are designed to maximize connectivity directly with significant numbers of business end users, and to easily interconnect and provide a least-cost routing flow of traffic between our network and other networks in the marketplace.

     In general, we seek to build wide, expansive networks, rather than a simple core fiber optic ring in a downtown metropolitan area. We believe that this type of broad coverage in each of our markets will result in the following advantages:

     - an increased number of buildings can be directly connected to our network, which should maximize the number of businesses to which we can offer our services with relatively little incremental cost;

     - a higher volume of telecommunications traffic that both originates and terminates on our network, which should result in improved operating margins;

     - the ability to leverage our investment in high capacity switching equipment and electronics; and

     - the opportunity for our network to provide backhaul carriage for other telecommunications service providers such as long distance and wireless carriers.

     We seek to use this network design to increase the number of buildings and customers directly connected to our networks. We believe having a direct connection to our customers will provide us with the highest long-term operating margins. Additionally, because the network connection to be serviced is controlled by us and not another service provider, it allows us to provide greater feature and quality control as well as offer customer service that is both prompt and effective.

     We seek to build high capacity networks using a backbone density ranging between 72 and 432 strands of fiber optic cable. A single pair of glass fibers on our networks can currently transmit 32,256 simultaneous voice conversations, whereas a typical pair of copper wires can currently carry a maximum of 24 digitized simultaneous voice conversations. We believe that installing high-count fiber strands will allow us to offer a higher volume of voice and broadband services without incurring significant additional construction costs.

     CONSTRUCTION

     The construction period of a new network varies, depending on a number of factors. Such factors include the number of backbone route miles to be installed, underground or aerial construction, available existing conduit, the initial number of buildings targeted for connection to the network backbone and the general configuration for network deployment. After installing the initial network backbone, we then evaluate extensions to additional buildings and expansion to other areas of the market, based on detailed assessments of that market's potential.

     Our network backbones are installed in conduits that are either owned by us or leased from third parties. We lease conduit or pole space from entities such as utilities, railroads, long distance carriers, state highway authorities, local governments and transit authorities. These arrangements are generally for multi-year terms with renewal options, and are nonexclusive. The availability of these arrangements is an important part of our evaluation of a market. Cancellation of any of our material rights-of-way agreements could have an adverse effect on our business in that area and could have a material adverse effect on our operations.

     Buildings are connected to our networks primarily by backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at our central switch. Alternatively, we may access an end user's location by interconnecting with the ILEC's central office. Signals are generally sent through a network backbone to the central node simultaneously on both primary and alternate protection paths. Most buildings served have a discrete NEXTLINK presence, referred to as a "remote hub", located in the building. Within each building, our internal wiring connects the remote hub to the customer premise. Customer equipment is connected to our electronic equipment generally located in the remote hub, where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to our central node where originating traffic is reconfigured for routing to its ultimate destination. After completion of network construction, we employ maintenance and line crews that are responsible for responding to outages and routine maintenance of the network. We are also evaluating other alternatives for establishing transport that links an end user to our network using LMDS wireless spectrum for the "last mile" of transport. We control or have entered into an agreement to acquire LMDS wireless spectrum covering 95% of the POPs in the 30 largest markets in the United States which, upon consummation of this acquisition, will make us the largest holder of LMDS spectrum in North America.

     UNIFORM TECHNOLOGY PLATFORM

     We currently intend to continue implementing a consistent technology platform based on the Nortel DMS 500 switch throughout our networks as well as a consistent data and IP technology platform. Unlike a traditional long distance or local switch, the Nortel DMS 500 switch enables us to provide local and long distance services from a single platform. We believe that having a standardized circuit switch platform will enable us to
(i) deploy features and functions quickly in all of our networks, (ii) expand switch capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements. In addition, the scalability and capacity of these switches allow us to switch calls from more than one market, which enhances our ability to use a clustered approach to building our networks. For economic or strategic reasons, we may in the future elect to use other switch vendors and may also acquire and use non-Nortel switches in connection with acquisitions of other companies.

     We also are establishing a uniform transmission technology utilizing
SONET design and standardized digital access and cross connect systems, or DACCS, and other ancillary transmission equipment. DACCS allows the network to increase transmission capacity by aggregating and disaggregating the capacity of various digital circuits along the fiber optic network.

     We also operate NEXTLAB, a testing facility that contains a fully functional Nortel DMS 500 switch in a configuration that simulates the working environment of our operational switches, as well as distribution and ancillary equipment. Located in Plano, Texas, NEXTLAB operates separate and apart from our operational switches, and serves as our network operations control center. NEXTLAB provides us with a means to test switch software and service configurations on our networks prior to their release. We believe that these procedures should minimize network outages, save network operating and training costs and improve customer service quality.

IMPLEMENTATION OF LOCAL TELECOMMUNICATIONS

     To offer local exchange services, we not only need an installed switch, but we also must have numerous network and routing arrangements in place. We have established these arrangements for all states where we are currently operating. These key elements include:

     INTERCONNECTION. We have entered into interconnection agreements with the applicable ILEC for all of our current operating networks. Our ILEC interconnection agreements generally have two to three year terms and are subject to renegotiation on a regular basis.

     Our approach to interconnection has been a two-step process. To accelerate our 1996 and 1997 launches of switched local services, we entered into initial interconnection arrangements that allowed for the immediate exchange of local traffic with the ILEC. These arrangements allowed us to begin service immediately and then work to optimize our arrangements with the ILEC. The actual operating experience gained through our initial interconnection agreements gave us critical knowledge for negotiating longer-term arrangements. In addition, the FCC's "pick and choose" rule may permit us to adopt specific provisions of another carrier's interconnection agreement on a "most-favored-nation" basis. In some cases, where agreement cannot be reached on a long-term arrangement, we may pursue binding arbitration before the state utility commissions as provided under the Telecom Act.

     RIGHTS-OF-WAY. In order for us to acquire and develop our fiber optic networks, we must obtain local franchises and permits, as well as rights-of-way and fiber capacity from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities.

     LOCAL NUMBER PORTABILITY. We have established permanent local number portability in each of our markets. Number portability arrangements allow customers to retain their telephone numbers when changing telephone service providers. In addition, we receive blocks of telephone numbers for each of our markets to assign to new customers.

     SS7 POINT CODES. For each of our switches, we have been assigned Point Codes to use with the advanced signaling system known as SS7. SS7 is an "out of band" signaling network used between telecommunications carriers to set up and take down telephone calls as well as provide call routing information and support end user telephone features. Our signaling network improves call-processing times and frees capacity for voice, data, and video transmissions. Our agreement with a national SS7 service provider allows us to utilize SS7 signaling nationwide, including each of our new markets.

REGULATORY OVERVIEW

      OVERVIEW

      The federal Telecom Act established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as NEXTLINK. The Telecom Act substantially revised the Communications Act of 1934. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T known as a "Baby Bell" - which owned and operated the entire local exchange network. Among other things, the Telecom Act preempts any state or local government from prohibiting any entity from providing telecommunications service. This provision eliminated prohibitions on entry found in almost half of the states in the country at the time the Telecom Act was passed.

      The Telecom Act imposes on incumbent carriers certain obligations to interconnect their facilities with those of their competitors, such as NEXTLINK. This interconnection obligation is critical because it permits customers of ours to exchange telecommunications traffic with the customers of other carriers, including the incumbent carrier. This interconnection obligation grants competitive entrants such as NEXTLINK what is commonly referred to as "co-carrier" status with the incumbent carrier. The grant of co-carrier status and the preemption of state and local prohibitions on entry contained in the Telecom Act are essential to our ability to be a full service provider of telecommunications services in our markets.

      The Telecom Act preserved state and local jurisdiction over many aspects of local telephone service, and, as a result, we are subject to varying degrees of federal, state and local regulation. FCC, state and local regulators, and other legislative and judicial initiatives relating to the telecommunications industry, could help or hinder our business.

      FEDERAL REGULATION

      The FCC generally exercises jurisdiction over the facilities of, and services offered by us that provide interstate or international communications. We are not currently required to obtain FCC authorization for the installation, acquisition or operation of our wireline network facilities. We are, however, required to hold and have obtained FCC authorizations for the operation of our wireless facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us more free to set our own pricing policies. The FCC does require us to file interstate tariffs on an ongoing basis for interstate and international interexchange traffic. An FCC order that could have exempted us from any requirement to file tariffs for interstate access and domestic long distance service has been stayed pending further judicial review, and, as a result, we currently file tariffs for these services.

      While the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented to permit widespread competitive entry by us and other competitors to the incumbent carriers. The following table summarizes the interconnection rights granted by the Telecom Act that are most important to the achievement of this goal and our belief as to the effect of the requirements, if properly implemented.


ISSUE                                           DEFINITION                         ANTICIPATED EFFECT
-----                                ------------------------------------     -------------------------------
Interconnection..................     Efficient network interconnection       Allows the customers of
                                      to transfer calls back and forth        NEXTLINK and other
                                      between incumbent carriers and          competitors to exchange traffic
                                      competitive networks (including         with customers connected to
                                      911, 0+, directory assistance,          other networks
                                      etc.)

Local Loop Unbundling............     Allows competitors to selectively       Reduces the capital costs of
                                      gain access to incumbent                NEXTLINK and other
                                      carriers' facilities and wires          competitors to serve customers
                                      which connect the incumbent             not directly connected to its
                                      carriers' central offices with          networks
                                      customer premises

Reciprocal Compensation..........     Mandates reciprocal                     Improves NEXTLINK's and
                                      compensation for local traffic          other competitors' margins for
                                      exchange between incumbent              local service
                                      carriers and NEXTLINK and
                                      other competitors

Number Portability...............     Allows customers to change local        Allows customers to switch to
                                      carriers without changing               NEXTLINK's and other
                                      numbers. True portability allows        competitor's local service
                                      incoming calls to be routed             without changing phone numbers
                                      directly to a competitor. Interim
                                      portability allows incoming calls
                                      to be routed through the
                                      incumbent carrier to a competitor
                                      at the economic equivalent of
                                      true portability

Access to Phone Numbers..........     Mandates assignment of new              Allows NEXTLINK and other
                                      telephone numbers to                    competitors to provide telephone
                                      NEXTLINK's and other                    numbers to new customers on the
                                      competitors' customers                  same basis as the incumbent
                                                                              carrier

     In January 1999, the U.S. Supreme Court upheld key provisions of the FCC rules implementing the Telecom Act, in a decision that was generally favorable to competitive telephone companies such as NEXTLINK. In two earlier decisions, the United States Court of Appeals for the Eighth Circuit had invalidated most of these FCC rules. In finding that the FCC has general jurisdiction to implement the Telecom Act's local competition provisions, including pricing and enforcement jurisdiction, the Supreme Court's decision restored the balance of power in telecommunications regulation between the FCC and the states. The decision confirms the FCC's role in establishing national telecommunications policy and creates certainty regarding the rules governing local competition going forward. For example, the Court held that the FCC's "pick and choose" rule, which allows competitors to adopt specific provisions of other carriers' interconnection agreements, is consistent with the Telecom Act. The Court also affirmed that the FCC, rather than the states, has the power to adopt rules implementing key provisions of the Telecom Act and held that the FCC correctly interpreted the meaning of the term "network element", which defines the parts of an incumbent carrier's operations that may be subject to the "unbundling" requirement of the Telecom Act. The Court, however, also held that the FCC did not correctly determine which network elements must be unbundled and made available to competitive telephone companies such as NEXTLINK. Based upon this ruling, a number of incumbent carriers stated publicly that they may refuse to provide some or all network elements or sign new interconnection agreements until the FCC initiates and completes a new proceeding determining the list of network elements incumbent carriers are required to offer to competitive telephone companies such as NEXTLINK. These incumbent carriers subsequently assured FCC officials that they would continue to provide currently available network elements to their competitors and continue to negotiate new interconnection agreements in good faith. If, however, an incumbent carrier nonetheless refused to enter into new interconnection agreements or make available network elements, including unbundled loops, our ability to provision new services and enter new markets may be adversely effected for some period of time in that incumbent carrier's region.

     The FCC also has primary jurisdiction over the implementation of Section 271 of the Telecom Act which provides that incumbent carriers that are Baby Bells cannot combine in-region, long distance services with the local services they offer until they have demonstrated that:

     - they have entered into an approved interconnection agreement with a facilities-based competitive telephone company or that no such competitive telephone company has requested interconnection as of a statutorily determined deadline,

     - they have satisfied a 14-element checklist designed to ensure that the Baby Bell is offering access and interconnection to all local exchange carriers on competitive terms, and

     - the FCC has determined that allowing the Baby Bell to offer in-region, long distance services is consistent with the public interest, convenience and necessity.

     The Baby Bells consist of the following companies: Ameritech, BellSouth, Bell Atlantic, U S WEST and SBC Communications. Several of the Baby Bells have unsuccessfully applied for authority to provide in-region long distance services under Section 271 of the Telecom Act. While no Baby Bell has obtained Section 271 approval from the FCC to date, several applications are currently pending before state commissions and it is expected that these applications plus several new applications are likely to be filed with the FCC in the near future. We cannot predict if any of these applications will be approved or when such approval is likely to occur. Approval could have an adverse affect on our ability to compete if approval is not accompanied by safeguards to ensure that the Baby Bell continues to comply with the market-opening requirements of Section 271 or if approval is granted prematurely before the market-opening requirements of the Telecom Act have been completely met.

      In addition to the responsibilities discussed above, FCC has other significant duties under the Telecom Act, especially in the areas of establishing regulations governing universal service, access charges, numbering, number portability and price caps. The details of the rules adopted by the FCC have a significant effect in determining the extent to which barriers to competition in local services are removed, as well as the time frame within which such barriers are eliminated. The FCC may also grant incumbent carriers and the Baby Bells increased pricing flexibility to enable them to respond to competition for advanced telecommunications services (such as data services), special access and private line services. To the extent such pricing flexibility is granted, our ability to compete for certain services may be adversely affected. The following FCC or court proceedings concern the FCC's establishment of additional rules and policies significant to our operations:

     - TEAMING ARRANGEMENTS. In September 1998, the FCC rules that certain RBOC "teaming" arrangements with long distance carriers, which would have allowed RBOCs to offer a form of "one stop shopping" for long distance and local services in competition with our offerings, violated the Telecom Act. The RBOCs have filed petitions with the United States Court of Appeals for the District of Columbia seeking review of this FCC ruling, and if the court upholds such "teaming" arrangements, our ability to compete for certain services may be adversely affected.

     -  PROVISION OF ADVANCED TELECOMMUNICATIONS SERVICES.  In August,
        1998, the FCC initiated a proceeding to relax restrictions on the Baby Bells' ability to provide advanced telecommunications services, such as data services. In the same proceeding, the FCC is also examining initiatives that it could undertake to promote local competition, including more stringent rules governing the Baby Bells' provision of colocation space and unbundled network elements to their competitors. An FCC decision to give the Baby Bells unfettered ability to provide advanced telecommunication services before they have met the local market-opening requirements of the Telecom Act may adversely affect our ability to compete for those services. We may, however, be positively affected by an FCC decision to strengthen the rules governing our access to RBOC facilities, including colocation space and unbundled network elements.

     - UNIVERSAL SERVICE. In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as "universal service." For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low income consumers. We, as well as most other telecommunications companies, must pay for these programs based on our share of certain defined telecommunications revenues. The FCC may decide in the future to vary the size of our subsidy payments and the scope of the subsidy program. In addition, several appeals of the FCC's rules establishing the program are pending. Any increase in the payments required or the scope of the program may result in additional expense to NEXTLINK.

     - ACCESS CHARGE REFORM. In 1997, the FCC announced its plan to bring interstate access rate levels more in line with cost. We and other LECs are paid interstate access charges by long distance carriers for both originating and terminating the interstate calls of long distance customers on their local networks. Historically, access charges were set higher than cost by the Baby Bells because those revenues were used to subsidize the cost of the provision of local telephone service to high cost and rural customers. With the establishment of an explicit universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. The method selected and the timing of an FCC decision to lower access charge levels may reduce our access charge revenues. In addition, AT&T has petitioned the FCC for a ruling that the access charge rates of competitive telephone companies, including NEXTLINK, be set through negotiation rather than by tariff. If AT&T's request is granted by the FCC, it is likely that AT&T will attempt to significantly lower access charge rates, including our access charge rates, though the negotiation process. We have opposed AT&T's request with the FCC.

     - LOCAL NUMBER PORTABILITY. In May 1998, the FCC adopted an order establishing rules that permit carriers to recover the costs of providing long-term number portability. Number portability allows customers to switch to our local service without changing phone numbers. Number portability is very important to our ability to market our services because many consumers, especially business customers, are reluctant to change telephone providers if they also have to change their telephone number. Beginning in February 1999, carriers such as us are allowed to recover their specific costs directly related to providing long term number portability.

     - ILEC MERGER. Finally, the FCC, along with the Department of Justice and state commissions, has jurisdiction over several recent requests among incumbent carriers to merge their operations. The FCC has pending before it a request for approval of the merger of Ameritech with SBC Communications and the merger of GTE with Bell Atlantic. We have opposed these merger requests in certain state proceedings and have urged the FCC to examine the proposed mergers carefully to ensure that the mergers do not undermine the market-opening incentives of the Telecom Act by permitting the Baby Bells to expand their operations without opening their local markets to competition. In addition, we have proposed that any approval of the mergers be conditioned on the establishment of pro-competitive safeguards that would neutralize any adverse affect on the mergers on Baby Bell competitors, such as NEXTLINK. We cannot predict the outcome of these proceedings or whether, if the mergers are approved, they will be subject to conditions recommended by us.

      STATE REGULATION

      State regulatory commissions also retain jurisdiction over our facilities and services to the extent they are used to provide intrastate communications. We expect that as we offer local exchange and other intrastate services in an increasing number of states, we will be subject to direct state regulation in most, if not all, such states. In all states where we are operational and certification as a competitive telephone company is currently required, our operating subsidiaries are certificated. Although we have received such authorization for each of our operational markets, there can be no assurance that we will receive such authorization for markets to be launched in the future.

      In most states, we are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. In some states, our tariff can list a range of prices for particular services, and in others, such prices can be set on an individual customer basis. We are not subject to price cap or to rate of return regulation in any state in which we currently provide services.

      As noted above, as a result of a Supreme Court decision, the states also have an important role under the Telecom Act. The Telecom Act allows state regulatory authorities to continue to impose competitively neutral requirements designed to promote universal service, protect public safety and welfare, maintain quality of service and safeguard the rights of consumers. In addition, state and local authorities have broad jurisdiction to regulate their rights-of-way and protect consumers. State and local regulation of our activities must be consistent with the Telecom Act. The Telecom Act generally disallows state or local requirements that prohibit us from providing telecommunications services in any particular state or local jurisdiction. State commissions also enforce some of the Telecom Act's local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies such as NEXTLINK.

      LOCAL GOVERNMENT REGULATION

      In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our fiber-optic networks. In some of the areas where we provide network services, our subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There is no assurance that certain cities that do not currently impose fees will not seek to impose such fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted in the "State Regulation" section above, these activities must be consistent with the Telecom Act. The Telecom Act generally disallows state or local requirements that would prohibit us from providing telecommunications services in any particular state or local jurisdiction.

      If any of our existing franchise or license agreements were terminated prior to its expiration date and we were forced to remove our fiber from the streets or abandon our network in place, such termination would have a material adverse effect on our subsidiary in that area and could have a material adverse effect on NEXTLINK as a whole. We believe that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. However, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that we would prevail in any judicial or regulatory proceeding to resolve such a dispute.

COMPETITION

     As noted above, the regulatory environment in which we operate is changing rapidly. The passage of the Telecom Act combined with other actions by the FCC and state regulatory authorities continues to promote competition in the provision of telecommunications services.

     ILECS

     In each market we serve, we face, and expect to continue to face, significant competition from the ILECs, which currently dominate the local telecommunications markets. We compete with the ILECs in our markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. We have sought, and will continue to seek, to achieve parity with the ILECs in order to provide a full range of local telecommunications services. Current competition for telecommunications services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. Because our fiber optic networks have been recently installed compared to those of the ILECs, our networks' dual path architectures and state-of-the-art technology may provide us with cost and service quality advantages over some existing ILEC networks.

     OTHER COMPETITORS

     We also face, and expect to continue to face, competition for local telecommunications services from other potential competitors in certain markets where we offer services. In addition to the ILECs, potential competitors capable of offering switched local and long distance services include long distance carriers such as AT&T, MCI WorldCom, Inc. and Sprint Corporation, cable television companies such as Tele-Communications, Inc. and Time Warner, Inc., electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users, as well as other new entrants such as Qwest Communications and Level 3.

     We also compete with long distance carriers in the provision of long distance services. Although the long distance market is dominated by three major competitors, AT&T, MCI, and Sprint, hundreds of other companies also compete in the long distance marketplace. Although the Telecom Act prohibits RBOCs from combining local and long distance services until they have complied with certain market-opening requirements, ILECs that are not RBOCs may currently offer combined service. In addition, several RBOCs have submitted applications for authority to provide combined service.

     Many of our existing and potential competitors have financial, personnel and other resources, including name recognition, significantly greater than ours.

     Our enhanced communications service offerings are also subject to competition. For example, there are several competitors that offer IVR services, such as Call Interactive and West Teleservices Corporation, which we believe focus their sales efforts on large volume IVR service users. Additionally, many of the long distance competitors discussed above have their own enhanced services products that compete with ours.

PURCHASING AND DISTRIBUTION

     Our fiber optic networks constitute our most significant capital investments. We have entered into general purchase agreements with key equipment suppliers for fiber and fiber optic transmission equipment, with Nortel for telecommunications switches, and with other suppliers for various other components of each system. These agreements provide the basic framework under which purchase orders for these system components are made. The specific purchases made for each network depend on the configuration and other factors related to the network, such as the prospective customer base and location and the services to be offered over the network. Once these decisions are made, purchase orders for the appropriate fiber and selected equipment types are placed under the general purchase agreements. In connection with the provisioning of long distance services, we purchase capacity at wholesale rates from long distance carriers.

EMPLOYEES

     As of December 31, 1998, we employed 2,299 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of NEXTLINK's executive officers. Their respective backgrounds are described following the table.

NAME                            AGE                 POSITION
----                            ---                 --------
Steven W. Hooper.............   46     Chief Executive Officer, Chairman of the Board
                                       of Directors
George M. Tronsrue III.......   42     President and Chief Operating Officer
Kathleen H. Iskra............   42     Vice President, Chief Financial Officer and
                                       Treasurer
Jan Loichle..................   51     Vice President, Chief of Local Exchange
                                       Operations
R. Bruce Easter, Jr..........   41     Vice President, General Counsel and Secretary
Charles P. Daniels...........   42     Vice President, Chief Technology Officer
Michael J. McHale, Jr........   42     Vice President, Chief Marketing Officer
R. Gerard Salemme............   45     Senior Vice President, External Affairs and
                                       Industry Relations

     The following persons are the presidents of NEXTLINK's operating subsidiaries:

NAME                            AGE                 POSITION
----                            ---                 --------
Don Hillenmeyer..............   53     President of NEXTLINK Southeast Region
Richard Kingston.............   39     President of NEXTLINK Midwest Region
Howard Murray................   45     President of NEXTLINK Florida Region
Dwayne Nielson...............   44     President of NEXTLINK West Region
Dennis O'Connell.............   39     President of NEXTLINK Northeast Region
Michael Ruley................   39     President of NEXTLINK Southwest Region
David Runge..................   42     President of NEXTLINK Interactive, L.L.C.
Ron Scott....................   51     President of NEXTLINK One, Inc.
Donald W. Sessamen...........   66     President of NEXTLINK California Region

     The following are brief biographies of persons identified above.

     STEVEN W. HOOPER. Mr. Hooper has been Chief Executive Officer of
NEXTLINK since March 1999 and Chairman of the Board since July 1997. Since December 1997, he has also been Co-Chief Executive Officer with Craig O. McCaw of Teledesic Corporation, a satellite telecommunications company. From January 1995 to June 1997, Mr. Hooper was President and Chief Executive Officer of AT&T Wireless Services, Inc. From January 1993 to January 1995, he served as Chief Financial Officer of AT&T Wireless Services. This was preceded by five years as Regional President for McCaw Cellular's Pacific

Northwest/Rocky Mountain region, where his responsibilities included managing the cellular operations in six western states and Alaska.

     GEORGE M. TRONSRUE III. Mr. Tronsrue has been President of NEXTLINK since July 1998 and Chief Operating Officer of NEXTLINK since October 1997. From February 1994 to September 1997, Mr. Tronsrue was part of the initial management team of ACSI, and was responsible for planning and overseeing the operations of ACSI for its first three years serving as Chief Operating Officer, President, Strategy and Technology Development Division and Executive Vice President, Planning and Development. Prior to that, Mr. Tronsrue served as the Regional Vice President of the Central Region of Teleport Communications Group, or TCG, and as Vice President, Emerging Markets overseeing the start-up of TCG's initial eight cable television partnerships. Before TCG, Mr. Tronsrue was at MFS Communications from its inception in 1987 until 1992. At MFS, Mr. Tronsrue served as Vice President, Corporate Planning and Information Management; Vice President, Field Sales; Vice President and General Manager for MFS New York during its first year of operations and Executive Vice President, MFS Internet. From 1983 to 1986, Mr. Tronsrue served at MCI in a variety of engineering and operations roles, culminating as Director of Operations, Michigan and Ohio.

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

     JAN LOICHLE. Ms. Loichle has been Vice President, Chief of Local Exchange Operations of NEXTLINK since October 1996. From July 1995 to October 1996, Ms. Loichle was the President of NEXTLINK Solutions (a virtual communications center). From April 1993 to July 1995, Ms. Loichle was Executive Vice President at U.S. Signal in Detroit and Grand Rapids, Michigan. From 1990 to 1993, Ms. Loichle was Assistant Vice President of Finance for SP Telecom in San Francisco. From 1980 to 1989, Ms. Loichle was Vice President of Financial Operations for Lexitel/Allnet/ALC in Birmingham, Michigan.

     R. BRUCE EASTER, JR. Mr. Easter has been Vice President, General Counsel and Secretary of NEXTLINK since January 1995. From 1986 to December 1994, Mr. Easter was an associate and then partner in the law firm of Davis Wright Tremaine in Seattle, Washington, where he focused on communications law and media matters.

     CHARLES P. DANIELS. Mr. Daniels has been Vice President, Chief Technology Officer of NEXTLINK since July 1997. From November 1995 to July 1997, Mr. Daniels was Vice President, Chief Marketing Officer of NEXTLINK. From 1992 to 1995, Mr. Daniels worked for MCI where he was the founder and Program Manager of the network MCI Developers Lab. Mr. Daniels was also a founding member of MCI's Advanced Technology Group. Prior to joining MCI, Mr. Daniels worked for Manufacturers Hanover Trust from 1989 to 1992 as Vice President/Strategic Technology and Research, where he was responsible for evaluating and implementing new technologies that either reduced costs or generated new revenue.

     MICHAEL J. MCHALE, JR. Mr. McHale has been Vice President, Chief Marketing Officer of NEXTLINK since November 1997. From 1993 to 1997, Mr. McHale served as Regional Vice President and General Manager of the Phoenix market for Teleport Communications Group, Inc., developing the Phoenix market from its inception. From 1991 to 1993, he was Vice President, Product Marketing and Development at MFS Intelenet, Inc. where he was responsible for planning and implementing MFS's initial introduction of switched services in New York City.

     R. GERARD SALEMME. Mr. Salemme has been Senior Vice President, External Affairs and Industry Relations of NEXTLINK since March 1998, and from July 1997 to March 1998, he was Vice President, External Affairs and Industry Relations of NEXTLINK. Prior to joining NEXTLINK, Mr. Salemme was Vice President, Government Affairs at

AT&T Corp. from December 1994. Prior to joining AT&T Corp., Mr. Salemme was Senior Vice President, External Affairs at McCaw Cellular from 1991 to December 1994.

     The following individuals are the senior management of NEXTLINK's subsidiaries:

     DON HILLENMEYER. Mr. Hillenmeyer is the President of NEXTLINK's
Southeast Region. Prior to joining NEXTLINK in March of 1995, Mr. Hillenmeyer was president of MCMG, Inc., a Nashville-based wireless communications management consulting and operations firm specializing in running Rural Service Areas for independent cellular telephone owners. Before founding MCMG, Inc., Mr. Hillenmeyer held various senior management positions at McCaw Cellular and was responsible for 13 southern states from August 1986 to February 1990.

     RICHARD KINGSTON. Mr. Kingston is the President of NEXTLINK's Midwest Region. Prior to joining NEXTLINK in July 1997, Mr. Kingston was the Western Regional Vice President/General Manager of American Communications Services, Inc. from April 1994 to July 1997. Prior to that, Mr. Kingston operated his own telecommunications company, King Communications, Inc. from January 1992 to January 1994. From December 1990 to January 1992, Mr. Kingston was West Region Agent Manager for Telesphere Communications, Inc. and from 1988 to December 1990, Mr. Kingston was Director of Carrier Sales at MFS Communications Company, Inc.

     HOWARD MURRAY. Mr. Murray, President of NEXTLINK's Florida Region, has twenty-three years of experience in the telecommunications industry. Prior to coming to NEXTLINK in February 1998, Mr. Murray was the General Manager of KMC Telecom's South Florida business. Prior to that, Mr. Murray owned FiberCAP, from December 1992 until he sold it to ICG Communications in May of 1994. He was the General Manager at ICG Communications from June of 1994 through July of 1997. He has also held a variety of sales and engineering positions with telephone equipment and fiber cable manufacturers such as Siecor, Alcatel, and Sumitomo.

     DWAYNE NIELSON. Mr. Nielson is the President of NEXTLINK's West Region. Prior to joining NEXTLINK in February 1996, Mr. Nielson was Assistant Vice President, Consumer and Small Business Market, at Sprint Corporation from October 1994 to February 1996. Prior to that, from August 1985 through October 1994, Mr. Nielson held a variety of sales and marketing positions at Sprint and United Telephone.

     DENNIS O'CONNELL. Mr. O'Connell is the President of NEXTLINK's Northeast Region. Prior to joining NEXTLINK in April 1998, Mr. O'Connell was President of the Northeast Region for AT&T Wireless (previously McCaw Cellular) from June 1995 to March 1998. Prior to that, from January 1992 to May 1995, Mr. O'Connell was the New York Vice President of Operations for AT&T Wireless.

     MICHAEL RULEY. Mr. Ruley is President of NEXTLINK's Southwest Region. He has over 15 years of experience in the telecommunications field. Before joining NEXTLINK in May 1998, Mr. Ruley held various positions at TCG from June 1996 through April 1998, including Regional Vice President of the Pacific Bell Territory and Vice President and General Manager of both the San Francisco and Colorado markets. Prior to his tenure at TCG, Mr. Ruley was the Director of New Business Development for BPI Communications, a Colorado based telecommunications and technology company, from March 1993 to June 1996.
Mr. Ruley has also managed District Sales for Librex Computer Express in Colorado; and was Vice-President of Sales and Marketing for Integrated Management Systems of Denver, Colorado.

     DAVID RUNGE. Mr. Runge has been the President of NEXTLINK Interactive since October 1998. Prior to joining NEXTLINK, Mr. Runge was a partner in the Deloitte & Touche Consulting Group from August 1997 to October 1998 where he specialized in telecommunications and media. From January 1993 to August 1995, Mr. Runge was President of Information Network Systems, a data networking and software development company that specializes in claims processing for many Fortune 500 companies. Mr. Runge has also held executive positions with Information Strategy Partners, MCI Communications and AT&T.

     RON SCOTT. Mr. Scott has been the President of NEXTLINK One, Inc. since September 1997. From 1996 to 1997, Mr. Scott owned and operated his own company, Reslink, a residential multi-tenant telecommunications firm. From 1994 to 1996, Mr. Scott was the Vice-Chairman and Chief Operating Officer of Shared Technologies. From 1990 to 1994 he was President and Chief Executive Officer of Access Telemanagement, Inc., and Managing General Partner of Access Telecommunications Group LP. In 1984, Mr. Scott co-founded Access' predecessor, Martnet, Inc. From 1987 to 1990, he was President and Chief Executive Officer and from 1984 to 1987 he was Vice President and General Manager of Martnet.

     DONALD W. SESSAMEN. Mr. Sessamen is the President of NEXTLINK's California Region. Prior to joining NEXTLINK in November 1996, Mr. Sessamen acted as a consultant to NEXTLINK. Prior to acting as a consultant to NEXTLINK, Mr. Sessamen joined Brooks Fiber California in 1994 as President, after it acquired Phoenix Fiberlink. At Brooks Fiber California, Mr. Sessamen completed the installation of the San Jose system and managed the entry into switched services in the Sacramento market. From 1991 to 1994, Mr. Sessamen was Executive Vice President of Operations, Engineering and MIS at SP Telecom, a fiber optic systems construction and wholesale transmission company using Southern Pacific Railroad rights-of-way east of the Mississippi River. At SP Telecom, Mr. Sessamen led SP Telecom's entry into switch-based products utilizing the Northern Telecom DMS 250 Super Node, introducing innovative switch-based products.

TRADEMARKS, TRADE NAMES AND INTELLECTUAL PROPERTY RIGHTS

     We use the name "NEXTLINK" as our primary business name. In July 1995, we filed for federal trademark protection of this name and received our notice of allowance from the U.S. Patent and Trademark Office, or the PTO, on July 1, 1997. In addition, we have received a notice of allowance from the PTO of our distinctive floating "X" and related marks as protected trademarks under federal law. From time to time, we receive requests to consider licensing certain patents held by third parties that may have bearing on our IVR services. We consider such requests on their merits, and have entered into one such license agreement to date.

GLOSSARY

     ACCESS LINES--A telephone connection between a customer purchasing local telephone services and NEXTLINK. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines

     ADDRESSABLE BUSINESS LINES--In accordance with industry practice, NEXTLINK includes in its calculation of actual and targeted addressable business lines all business lines currently in active use through any service provider in each market area in which we have or plans to build a network.

     CENTRAL OFFICES--The switching centers or central switching facilities of the LECs.

     CLEC (COMPETITIVE LOCAL EXCHANGE CARRIER)--A company providing local telephone services in competition with the ILEC.

     COLOCATION--The ability of a CLEC such as NEXTLINK to connect its network to the ILECs' central offices. Physical colocation occurs when a CLEC places its network connection equipment inside the ILEC's central offices. Virtual colocation is an alternative to physical colocation pursuant to which the ILEC permits a CLEC to connect its network to the ILEC's central offices on comparable terms, even though the CLEC's network connection equipment is not physically located inside the central offices.

     DARK FIBER--Unused fiber through which no light is transmitted. Dark fiber is not equipped with the required electronics and signals to enable transport of information.

     DEDICATED--Telecommunications lines dedicated or reserved for use by particular customers and charged on a flat, usually monthly, basis.

     FCC--The United States Federal Communications Commission.

     FIBER MILE--The number of route miles installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers along that path. See the definition of "route mile" below.

     ILEC (INCUMBENT LOCAL EXCHANGE CARRIER) --A company that was providing local exchange service prior to the entry of the CLECs.

     LOCAL EXCHANGE--A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

     LINE--An electrical path between an ILEC central office and a subscriber.

     LONG DISTANCE CARRIERS (INTEREXCHANGE CARRIERS)--Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

     NUMBER PORTABILITY--The ability of an end user to change local exchange carriers while retaining the same telephone number.

     POINTS OF PRESENCE--Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

     PUC (PUBLIC UTILITY COMMISSION) --A state regulatory body, established in most states, which regulates utilities, including telephone companies, providing intrastate services.

     PRIVATE LINE--A dedicated telecommunications connection between end user locations.

     RECIPROCAL COMPENSATION--The compensation paid to and from a new competitive local exchange carrier and the ILEC for termination of a local call on each other's networks.

     ROUTE MILE--The number of miles of the telecommunications path in which NEXTLINK-owned or leased fiber optic cables are installed.

     SPECIAL ACCESS SERVICES--The lease of private, dedicated telecommunications lines or "circuits" along the network of an ILEC or a CAP, which lines or circuits run to or from the long distance carrier points of presence. Examples of special access services are telecommunications lines running between points of presence of a single long distance carrier, from one long distance carrier point of presence to the point of presence of another long distance carrier or from an end user to a long distance carrier point of presence.

     SWITCH--A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     SWITCHED SERVICES--Transmission of switched calls through the local switched network.

ITEM 2.   PROPERTIES

     NEXTLINK owns or leases, in its operating territories, telephone property which includes: fiber optic backbone and distribution network facilities; point-to-point distribution capacity; central office switching equipment; connecting lines between customers' premises and the central offices; and customer premise equipment.

     The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately owned land. NEXTLINK has permission to use these lands pursuant to consent or lease, permit, easement, or other agreements. The central office switching equipment includes electronic switches and peripheral equipment.

     NEXTLINK and its subsidiaries lease facilities for their administrative and sales offices, network nodes and warehouse space. The various leases expire in years ranging from 1999 to 2028. Most have renewal options. Additional office space and equipment rooms will be leased as the Company's operations and networks are expanded and as new networks are constructed.

ITEM 3.   LEGAL PROCEEDINGS

     NEXTLINK is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                 PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     NEXTLINK's Class A Common Stock began trading on the Nasdaq National Market on September 26, 1997, under the symbol "NXLK". Prior to that date, NEXTLINK's Class A Common Stock was not publicly traded. The following table shows, for the periods indicated, the high and low bid prices for NEXTLINK's Class A Common Stock as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.

                                                          1998                  1997
                                                    ----------------      -----------------
                                                     HIGH       LOW        HIGH        LOW
                                                    ------    ------      ------     ------
     First Quarter...............................   $36.88    $21.19      $   --     $   --
     Second Quarter..............................   $37.81    $25.88      $   --     $   --
     Third Quarter (since September 26, 1997)....   $40.75    $20.63      $25.50     $23.13
     Fourth Quarter..............................   $33.50    $11.00      $27.75     $19.50

     There is no public trading market for NEXTLINK's Class B Common Stock or NEXTLINK Capital's common equity.

     As of March 8, 1999, the approximate number of shareholders of record of NEXTLINK's Class A and Class B Common Stock was 8,270 and 8, respectively. NEXTLINK is the sole holder of record of NEXTLINK Capital's Common Stock.

USE OF PROCEEDS

     NEXTLINK filed a registration statement on Form S-1 (File No.
333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A Common Stock, $0.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A Common Stock sold, 12,000,000 shares were sold by NEXTLINK and 3,200,000 shares were sold by a selling shareholder. NEXTLINK did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc., exercised an option to purchase 2,280,000 additional shares of Class A Common Stock at the same price per share. Net proceeds to NEXTLINK from the IPO totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. NEXTLINK intends to use substantially all of the net proceeds from the IPO for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the net proceeds from the IPO had been used by NEXTLINK as of December 31, 1998.

     NEXTLINK filed a registration statement on Form S-1 (File No. 333-32003) which became effective on September 26, 1997, whereby NEXTLINK sold $400.0 million aggregate principal amount of 9 5/8% Senior Notes. The offering was led by Salomon Brothers Inc. Net proceeds from the sale of the 9 5/8% Senior Notes totaled approximately $388.5 million, after deducting issuance costs aggregating approximately $11.5 million, relating to underwriting discounts, advisory fees and expenses. As of December 31, 1998 all of the net proceeds from the sale of the 9 5/8% Senior Notes had been used. Approximately $209.1 million of the net proceeds were used for the purchase of property and equipment, $20.5 million for the network lease agreement entered into in February 1998, and the remainder was used to fund the Company's operations and working capital requirements.

DIVIDENDS

     Neither NEXTLINK nor NEXTLINK Capital has declared a cash dividend on any of their respective equity securities. Covenants in the indentures pursuant to which NEXTLINK's and NEXTLINK Capital's Senior Notes have been issued restrict the ability of NEXTLINK to pay cash dividends on its capital stock.

SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                    1998           1997          1996         1995         1994
                                                                 ----------     ----------     --------     --------      -----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................     $  139,667     $   57,579     $ 25,686     $  7,552      $  --
Loss from operations........................................       (206,184)      (102,621)     (51,015)     (12,462)      (352)
Net loss....................................................       (278,340)      (129,004)     (71,101)     (12,731)      (349)
Net loss applicable to common shares........................       (337,113)      (168,324)     (71,101)     (12,731)      (349)
Net loss per share..........................................          (6.26)         (3.91)       (1.81)          --         --

OTHER DATA:


EBITDA (1)..................................................     $ (140,937)    $  (72,184)    $(30,761)    $ (8,629)     $(338)

                                                                                          AS OF DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                    1998           1997          1996         1995         1994
                                                                 ----------     ----------     --------     --------      -----
                                                                                            (in thousands)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............     $1,478,062     $  742,357     $124,520     $  1,350      $  25
Property and equipment, net.................................        594,408        253,653       97,784       29,664        134
Total assets................................................      2,483,106      1,219,978      390,683       53,461        690
Long-term debt..............................................      2,013,192        750,000      350,000           --         --
Preferred stock, net of issuance costs......................        556,168        313,319           --           --         --
Total shareholders' equity (deficit)........................       (246,463)        71,285      (18,654)      36,719        672

(1) EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in 1994, NEXTLINK has executed a strategy of constructing and acquiring fiber optic networks and acquiring related telecommunications businesses. Over this period, NEXTLINK has pursued this strategy by constructing, acquiring, leasing fibers or capacity on, and entering into agreements to acquire local telecommunications networks.

     NEXTLINK develops and operates high capacity, local fiber optic networks with broad market coverage in a growing number of markets across the United States. In its switched local services markets, NEXTLINK offers its customers a bundled package of local and long distance services and also offers dedicated transmission and competitive access services to long distance carriers and end users. NEXTLINK plans to acquire, build or develop networks in new areas, expand its current networks, and also explore the acquisition or licensing of additional enhanced communications services and other telecommunications service providers. These efforts should allow NEXTLINK to increase its presence in the marketplace, and facilitate providing a single source solution for the telecommunications needs of its customers.

     NEXTLINK currently operates 23 facilities-based networks providing switched local and long distance services in 38 markets in 14 states. NEXTLINK serves larger markets including New York, Los Angeles, Chicago, Atlanta, the San Francisco Bay Area, Denver, Dallas and Miami, medium-sized markets such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. NEXTLINK anticipates developing additional new markets throughout a majority of the nation's top 30 markets which, together with its existing markets, are expected to have a total of approximately 27 million addressable business lines by the end of 2000. NEXTLINK recently launched service in San Diego in March 1999, and plans to launch services in Washington, D.C. and Seattle in the second quarter of 1999. NEXTLINK is also developing a national network strategy to enable it to offer its customers complete, end-to-end voice and data communications services over NEXTLINK-owned facilities.

The table provides selected key operational data:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
      OPERATING DATA (1):
        Route miles (2).....................................    2,477       1,897
        Fiber miles (3).....................................  195,531     133,224
        On-net buildings connected (4)......................      801         513
        Off-net buildings connected (5).....................   13,443       3,504
        Switches installed..................................       21          13
        Access lines in service (6).........................  174,182      50,131
        Employees...........................................    2,299       1,327

(1) The operating data includes 100% of the statistics of the Las Vegas network, which NEXTLINK manages and in which NEXTLINK has a 40% membership interest.

(2) Route miles refer to the number of miles of the telecommunications path in which NEXTLINK-owned or leased fiber optic cables are installed.

(3) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by NEXTLINK's estimate of the number of fibers along that path.

(4) Represents buildings physically connected to NEXTLINK's networks, excluding those connected by unbundled incumbent local exchange carrier, or ILEC, facilities.

(5) Represents buildings connected to NEXTLINK's networks through leased or unbundled ILEC facilities.

(6) Represents the number of access lines in service, including those lines that are provided through resale of Centrex services, for which NEXTLINK is billing services. NEXTLINK serviced 2,995 resold access lines as of December 31, 1998. NEXTLINK defines an access line as a telephone connection between a customer purchasing local telephone services and NEXTLINK. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

      NEXTLINK builds its networks to encompass the significant business concentrations in each area it serves, focusing on direct connections to end user locations and ILEC central offices. NEXTLINK employs a uniform technology platform for each of its local exchange networks that is based on the Nortel DMS 500 digital local and long distance combination switching platform and associated distribution technology. As of December 31, 1998, NEXTLINK had 19 operational Nortel DMS 500 switches, including one switch in its NEXTLAB facility. NEXTLAB is a fully functional model of one of NEXTLINK's networks, which serves as a testing facility for switch software and NEXTLINK's products and services and NEXTLINK's network operations control center.

     The development of NEXTLINK's businesses and the construction, acquisition and expansion of its networks require significant expenditures, substantial portions of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the customer base grows, NEXTLINK expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. NEXTLINK has made the strategic decision to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. NEXTLINK believes that over the long term this will enhance its financial performance by increasing the traffic flow over its networks. NEXTLINK has also entered into leased dark fiber and fiber capacity arrangements which allow it, by installing one or more switches and related electronics, to enter a market prior to completing construction of its own fiber optic network.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Revenue increased 143% to $139.7 million in 1998 from $57.6 million in 1997. The increase was driven by 277% growth in revenues from bundled local and long distance services and dedicated services, as well as by the acquisitions of Start Technologies Corporation, a shared tenant services provider, and Chadwick Telecommunications Corporation, a switch-based long distance service reseller, in the fourth quarter of 1997. Revenue reported consisted of the following components (in thousands):

                                                             1998          1997
                                                           --------      -------
       CLEC services.................................      $ 76,654      $20,342
       Shared tenant services........................        12,781        2,018
       Long distance telephone services..............        26,937       16,478
       Enhanced services.............................        23,295       18,741
                                                           --------      -------
       Total revenue.................................      $139,667      $57,579
                                                           --------      -------
                                                           --------      -------

Revenue from CLEC services includes bundled local and long distance services and dedicated services. Enhanced revenue consists primarily of interactive voice response (IVR) services.

     NEXTLINK began offering switched local and long distance services in seven of its markets in July 1996, 18 markets during 1997 and 12 additional markets during 1998. In addition, since January 1995, NEXTLINK has offered private leased line, or dedicated services. Since April 1995, NEXTLINK has resold Centrex access lines, which is a leased telephone service that allows businesses to obtain custom features, such as call forwarding, without having to purchase their own equipment for these features. NEXTLINK increased its quarterly customer access line installation rate from 19,187 in the fourth quarter of 1997 to 40,075 during the fourth quarter of 1998. As of December 31, 1998, NEXTLINK had 174,182 access lines in service, compared to 50,131 as of December 31, 1997. Revenues from the provision of such services are expected to continue to increase as a component of total revenues over future periods. Access lines in service includes those lines which are provided through resale of Centrex services, the number of which is decreasing over time as NEXTLINK converts those customers to its own network.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 129% in 1998 to $123.7 million, an increase of $69.6 million over the same period in 1997. These increases were attributed to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand NEXTLINK's switched local and long distance service businesses in its existing and planned markets. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in operating costs over those in 1997.

     Selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. Selling, general and administrative expenses increased 107% for the year ended December 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to NEXTLINK's increase in employees, as well as other costs associated with the expansion of NEXTLINK's switched local and long distance service businesses in its existing and planned markets.

     Deferred compensation expense was recorded in connection with NEXTLINK's Equity Option Plan until April 1997, and in connection with NEXTLINK's Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for on a basis similar to that for stock appreciation rights.

All options outstanding under the Equity Option Plan were regranted under the Stock Option Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, NEXTLINK continues to record deferred compensation expense for those compensatory stock options issued, as well as for compensatory stock options issued subsequent to the Stock Option Plan inception date. Compensation expense is recognized over the vesting periods of the options based on the excess of the fair value of the stock options at the date of grant over the exercise price.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Depreciation expense is expected to continue to increase as NEXTLINK expands its networks and installs additional switches and related equipment. Amortization of intangible assets increased primarily as a result of the Start and Chadwick acquisitions in the fourth quarter of 1997.

     Interest expense increased 165% in 1998 over the prior year due to an increase in NEXTLINK's average outstanding indebtedness over the respective periods. Interest expense will increase in future periods in conjunction with the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes in November 1998. For more information, see "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, NEXTLINK capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during 1998 totaled $4.3 million. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes. The increase in interest income in 1998 over 1997 corresponded to the increase in NEXTLINK's average outstanding cash balances.

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenue increased 124% to $57.6 million in 1997 from $25.7 million in the same period in 1996. The increase was primarily due to 45% growth in NEXTLINK's local and long distance services (both switched and resale), dedicated services and enhanced communications services, as well as due to recording a full year's revenue from ITC, a switch-based long distance reseller acquired in December 1996. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in revenue. Revenues reported in 1997 included $38.9 million derived from local and long distance, competitive access, dedicated line services and shared tenant services and $18.7 million derived from enhanced communications services. NEXTLINK's interactive voice response subsidiary contributed 27% and 52% of NEXTLINK's revenues during 1997 and 1996, respectively.

     NEXTLINK increased its quarterly customer access line installation rate from 1,604 in the fourth quarter of 1996 to 19,187 during the fourth quarter of 1997. As of December 31, 1997, NEXTLINK had 50,131 access lines in service, compared to 8,511 as of December 31, 1996. Access lines in service includes those lines which are provided through resale of Centrex services.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 115% in 1997 to $54.0 million, an increase of $28.9 million over the same period in 1996. These increases were attributed to factors that include an increase in network costs related to the provision of increased volumes of local, long distance and enhanced communications services, NEXTLINK's increase in employees, as well as other related costs primarily to expand NEXTLINK's switched local and long distance service businesses in its existing and planned markets. Additionally, the effects of the ITC acquisition in December 1996 and the Start and Chadwick acquisitions in the fourth quarter of 1997 further resulted in an increase in 1997 operating expenses over those of the prior year.

     Selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, consulting and legal fees and equity in loss of affiliates. Selling, general and administrative expenses increased 142% for the year ended December 31, 1997 as compared to the corresponding period in 1996. The increase was primarily due to NEXTLINK's increase in employees and other costs associated with the expansion of NEXTLINK's switched local and long distance service businesses in its existing and planned markets, as well as the ITC acquisition.

     Deferred compensation expense was recorded in connection with NEXTLINK's Equity Option Plan until April 1997, and in connection with NEXTLINK's Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and were accounted for on a basis similar to that for stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the Stock Option Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, NEXTLINK continues to record deferred compensation expense for those compensatory stock options issued, as well as for compensatory stock options issued subsequent to the Stock Option Plan inception date. Compensation expense is recognized over the vesting periods of the options based on the excess of the fair value of the stock options at the date of grant over the exercise price.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. Amortization of intangible assets increased primarily as a result of the ITC acquisition in December 1996, as well as the acquisitions of Linkatel Pacific, which owned and operated a fiber optic network that provided communication services to customers in portions of Orange and Los Angeles counties, Start and Chadwick in 1997.

     Interest expense increased 76% in 1997 over the prior year due to an increase in NEXTLINK's average outstanding indebtedness over the respective periods, primarily relating to the 12 1/2% and 9 5/8% Senior Notes issued in April 1996 and October 1997, respectively. For more information, see "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, NEXTLINK capitalizes a portion of its interest costs as part of the construction cost of its communications networks. Capitalized interest during 1997 totaled $1.8 million. Interest income results from investment of excess cash as well as certain securities that have been pledged as collateral for interest payments on the 12 1/2% Senior Notes. The increase in interest income in 1997 over 1996 corresponded to the increase in NEXTLINK's average outstanding cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is a capital-intensive business. NEXTLINK's existing operations have required and will continue to require substantial capital investment. The capital expenditures will be used for the acquisition and installation of fiber, electronics and related equipment in order to provide switched voice and data services through NEXTLINK's networks and to fund operating losses during the start-up phase of each market. In addition, NEXTLINK's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for: potential acquisitions of businesses or assets; design, development and construction of new networks; and the funding of operating losses during the start-up phase of each market. During 1998, NEXTLINK used $174.5 million in cash for operating activities, compared to $97.3 million used in 1997 and $40.6 million used in 1996. The increase was primarily due to a substantial increase in NEXTLINK's activities associated with the continued development and expansion of switched local and long distance service operations. In addition, during 1998, NEXTLINK invested an additional $508.4 million in property and equipment, acquisitions of telecommunications assets and equity investments in telecommunications businesses. During 1997 and 1996, NEXTLINK invested $210.5 million and $78.0 million, respectively, in property and equipment, acquisitions of telecommunications assets and businesses and equity investments in telecommunications businesses.

     CAPITAL USES

     In January 1999, NEXTLINK entered into an agreement to acquire WNP Communications, Inc. for approximately $695.0 million. Of this amount, approximately $152.9 million will be paid in cash to the

FCC for license fees, including interest thereon. The remainder will be paid to stockholders of WNP, and will consist of cash and, at NEXTLINK's election, shares of its Class A common stock. However, at least approximately $187.0 million of the purchase price paid to WNP must be paid in cash. Pursuant to this acquisition, NEXTLINK will receive 39 A block LMDS wireless licenses covering 98 million POPs and one B block LMDS wireless license covering 16 million POPs. The acquisition of WNP is subject to certain conditions, including approval by federal regulatory authorities. NEXTLINK is in process of defining its operational and financial plans for implementation of an LMDS strategy, which will involve additional capital expenditures.

     In January 1999, NEXTLINK also entered into a strategic agreement with Covad Communications Group, Inc., a leading provider of high-speed digital communications services using DSL technology. Pursuant to this agreement, NEXTLINK will become a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. NEXTLINK also invested $20.0 million in Covad under this agreement, and Covad will become NEXTLINK's preferred provider of DSL services.

     In July 1998, NEXTLINK announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by NEXTLINK and Eagle River Investments L.L.C. and managed by NEXTLINK. INTERNEXT entered into an agreement with Level 3 Communications, Inc. Level 3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. NEXTLINK has guaranteed 50% of the financial obligations of INTERNEXT under this agreement and, together with Eagle River, has also guaranteed the performance of certain other obligations of INTERNEXT thereunder. NEXTLINK is in the process of defining its plans for implementation of a national network strategy, which will require additional capital expenditures.

     In February 1998, NEXTLINK signed a definitive agreement with Metromedia Fiber Network for exclusive rights to multiple fibers and innerducts for 20 years, with two 10-year renewals. The route covered by the agreement extends from Manhattan to White Plains (NY), to Stamford (CT), to Newark (NJ) and south from Manhattan through Philadelphia, Wilmington (DE), Baltimore, and to Washington (DC). The route will offer frequent splice points within metropolitan areas and on routes between metropolitan areas, as well as provide access to ILEC central and tandem switching offices. NEXTLINK paid $97.0 million in cash for this transaction, $80.3 million of which was placed into escrow, to be released as segments of the route are constructed and delivered to NEXTLINK. As of December 31, 1998, none of such funds had been released.

     In January 1998, NEXTLINK and Nextel formed NEXTBAND, a joint venture that is owned 50% each by NEXTLINK and Nextel. NEXTBAND was the successful bidder in 42 markets in the FCC's LMDS auctions. NEXTLINK's pro rata share of NEXTBAND's total bid in the LMDS auctions was $67.4 million, which was paid in full in June 1998. In January 1999, NEXTLINK announced an agreement in principle to acquire Nextel's 50% interest in NEXTBAND for approximately $137.7 million. Consummation of the agreement is subject to certain conditions, including federal regulatory approvals.

     CAPITAL RESOURCES

     On March 3, 1998, NEXTLINK completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008. Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually, beginning September 1998.

     On March 31, 1998, NEXTLINK completed the sale of 4,000,000 shares of 6 1/2% cumulative convertible preferred stock with a liquidation preference of $50 per share. The sale generated gross proceeds to NEXTLINK of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of approximately $193.8 million. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of NEXTLINK's Class A common stock, subject to adjustments in certain circumstances. Dividends on the 6 1/2% Preferred Stock accrue from March 31, 1998 and are payable quarterly in cash, beginning on June 30, 1998.

     On April 1, 1998, NEXTLINK completed the sale of 9.45% Senior Discount Notes, due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to NEXTLINK of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003.

     On November 12, 1998, NEXTLINK completed the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes due November 15, 2008. Proceeds from the sale net of underwriting commissions, advisory fees and expenses totaled approximately $488.5 million. Interest payments on the 10 3/4% Senior Notes are due semi-annually, beginning in May 1999. Pursuant to a covenant in the indenture under which the 10 3/4% Senior Notes were issued, NEXTLINK has agreed to use the net proceeds from the sale for expenditures relating to the construction, improvement and acquisition of new and existing networks and services and direct or indirect investments in certain joint ventures, including NEXTBAND and INTERNEXT, to fund similar expenditures.

     NEXTLINK will use the net proceeds from the sale of the 9% Senior
Notes, the 6 1/2% Preferred Stock, the 9.45% Notes, the 10 3/4% Senior Notes (subject to the limitations described above) and existing unrestricted cash balances for expenditures relating to the development, construction, acquisition and operation of telecommunications networks and service providers and the offering of telecommunications services in those areas where NEXTLINK currently operates or intends to operate. Expenditures for the construction and operation of networks include:

     - the purchase and installation of switches and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets,

     - the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings,

     - the development of NEXTLINK's comprehensive information technology platform,

     - the acquisition of LMDS spectrum and the construction and deployment of associated facilities and

     -    the funding of operating losses and working capital.

     NEXTLINK may also acquire or invest in businesses that consist of existing networks or companies engaged in businesses similar to those engaged in by NEXTLINK and its subsidiaries or other complementary businesses.

     As of December 31, 1998, NEXTLINK had unrestricted cash and investments of $1,478.1 million. NEXTLINK's current plan contemplates an aggressive expansion into a number of new markets throughout the United States. NEXTLINK may pursue various alternatives for achieving its growth strategy, including:

     -    additional network construction,

     -    additional leases of network capacity from third party providers,

     -    acquisitions of existing networks, and

     - the purchase of LMDS spectrum and associated facilities construction and deployment.

     NEXTLINK also anticipates that it will spend a substantial amount of additional capital in 1999 and beyond. NEXTLINK expects to fund these capital expenditures with existing cash balances, future vendor and/or credit facilities, future public or private sales of debt securities, future sales of public or private capital stock and joint ventures.

     In addition, NEXTLINK's operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with the 12 1/2% Senior Notes, the 9 5/8% Senior Notes, the 9% Senior Notes, the 9.45% Notes and the 10 3/4% Senior Notes, collectively referred to as the Notes. Among other things, these covenants limit NEXTLINK's and its subsidiaries' ability to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the terms of the 14% Senior Exchangeable Redeemable Preferred Shares contain certain covenants that may limit NEXTLINK's flexibility in incurring additional indebtedness and issuing additional preferred shares. These covenants may adversely affect NEXTLINK's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of NEXTLINK. NEXTLINK was in compliance with all covenants associated with the Notes and the 14% Preferred Shares as of December 31, 1998.

IMPACT OF YEAR 2000

     Certain of NEXTLINK's older computer systems and applications were written to define a given year with abbreviated dates using the last two digits in a year rather than the entire four digits. As a result, when computer systems attempt to process dates both before and after January 1, 2000, two digit year fields may create processing ambiguities that can cause errors and system failures. For example, systems and applications may have time-sensitive software that recognize an abbreviated year "00" as the year 1900 rather than the year 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system, or software, and its location and function.

     STATE OF READINESS

     NEXTLINK is currently assessing the impact of the Year 2000, and has adopted a Year 2000 plan, or the Plan. The purpose of the Plan will be to develop and perform reasonable steps intended to prevent NEXTLINK's critical operational functions from being impaired due to the Year 2000 problem. The first phase of NEXTLINK's Year 2000 assessment, which has been completed, included:

     - taking an inventory of priority systems and equipment to determine the extent of remediation required for Year 2000 readiness (generally defined as the ability of information systems to accurately process data from, into and between the twentieth and twenty-first centuries, including leap year calculations),

     - developing a strategy to manage vendors' and other outside entities' progress toward Year 2000 compliance,

     -    designing a company-wide Year 2000 communications plan, and

     - creating a risk assessment and impact analysis from which the Plan is developed.

NEXTLINK has engaged outside consultants to aid in formulating and implementing the Plan.

     NEXTLINK's assessments to date have indicated that its major operational support systems, including its billing, order management, network management, and financial systems are Year 2000 ready. In addition, NEXTLINK has received positive confirmation from its vendor that NEXTLINK's Nortel DMS 500 switches are also Year 2000 compliant.

     NEXTLINK does not have control of outside entities or their systems. However, NEXTLINK's Plan will include ongoing identification of and contact with such outside entities whose systems may have a substantial effect on NEXTLINK's ability to continue to conduct the critical aspects of its operations without disruption from Year 2000 problems. In the event such outside systems are identified, NEXTLINK will work with the outside entities in a reasonable attempt to inventory, assess, analyze, test, and develop contingency plans for NEXTLINK's connections to these outside entities and their systems and to determine the extent to which they are, or can be made to be, Year 2000 compliant.

     COSTS TO ADDRESS YEAR 2000 ISSUES

     NEXTLINK has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, or contingency planning. Further, NEXTLINK anticipates that its future costs for these purposes will not be material.

     Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, and similar events. Although management believes that its estimates are reasonable, NEXTLINK cannot assure you that the actual costs of implementing the Plan will not differ materially from the estimated costs or that NEXTLINK will not be materially adversely affected by Year 2000 issues. Furthermore, the estimated costs of implementing the Plan do not consider the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite NEXTLINK's implementation of the Plan.

     YEAR 2000 RISK FACTORS

     Between now and the year 2000 there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. NEXTLINK believes it employs an adequate number of personnel skilled in dealing with the Year 2000 problem and has retained outside consultants who bring additional skilled people to deal with the Year 2000 problem as it affects NEXTLINK. Nevertheless, NEXTLINK could face shortages of skilled personnel or other resources, such as Year 2000 compliant computer chips. These shortages might delay or otherwise impair NEXTLINK's ability to assure that its critical systems are Year 2000 compliant. Outside entities could face similar problems that could materially affect NEXTLINK. NEXTLINK believes that the possible impact of the shortage of skilled people and resources is not, and will not be, unique to NEXTLINK.

     NEXTLINK believes that its critical systems will be Year 2000 ready before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes and unforeseen circumstances may arise during implementation of the Plan that would materially and adversely affect NEXTLINK.

     NEXTLINK is taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, NEXTLINK may not be able to find and remediate all embedded chips in all of NEXTLINK's systems. Further, outside entities on which NEXTLINK depends also may not be able to find and remediate all embedded chips in their systems. Some chips that are not Year 2000 compliant may create system disruptions or failures, which may, in turn, cause disruptions or failures in other systems. These cascading problems could impair NEXTLINK's ability to serve its customers and otherwise fulfill contractual and legal obligations.
NEXTLINK believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to NEXTLINK.

     NEXTLINK cannot ensure that suppliers upon which it depends for essential supplies and services will convert and test their critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including federal, state, or local governments, to make their systems and processes Year 2000 compliant could create substantial disruptions having a material adverse effect on NEXTLINK's operations.

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for NEXTLINK and its employees, contractors, suppliers, and customers; significant disruption to NEXTLINK's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of NEXTLINK's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance. Among other things, NEXTLINK could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. NEXTLINK could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to NEXTLINK. Under these circumstances, the adverse effects on NEXTLINK would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on NEXTLINK from a domestic or global recession or depression also could be material, although not quantifiable at this time. NEXTLINK will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the Year 2000 problem.

     CONTINGENCY PLANS

     As part of the Plan, NEXTLINK is developing contingency plans that deal with internal aspects of the Year 2000 problem. Despite its good faith and reasonable efforts, NEXTLINK may not have satisfactorily addressed the Year 2000 problem with respect to its critical internal systems. NEXTLINK plans to address all Year 2000 problems as it does with any problem that occurs with its networks and systems. At this point in NEXTLINK's Year 2000 program, based on information gathered to date, and because NEXTLINK's information technology and fiber optic switched telephone networks systems and infrastructure has been deployed only since 1995 and corporate policy requires all hardware and software vendors to warrant that their systems are Year 2000 compliant, we do not believe that any date-related problems that do occur on or after January 1, 2000 will be of the type that cannot be addressed using practices for addressing any network or system problem.

OUTLOOK:  ISSUES AND UNCERTAINTIES

     WE DO NOT CURRENTLY GENERATE CASH FLOW.

     For the year ended December 31, 1998, we had a net loss of $278.3 million and negative cash flow from operations of $ 174.5 million. For the comparable period in 1997, we had a net loss of $129.0 million and negative cash flow from operations of $97.3 million.

     Our plan to develop our businesses and expand our networks, which has required and will continue to require substantial capital expenditures, contributes to our negative cash flow. We will continue to have negative cash flow and operating losses until we begin to realize adequate revenues. We cannot assure you that we will ever establish an adequate revenue base to produce an operating profit or generate adequate cash flow to provide future capital expenditures and repayment of debt. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     IF WE ARE NOT SUCCESSFUL IN RAISING ADDITIONAL CAPITAL WE WILL NOT BE
       ABLE TO BUILD AND MAINTAIN OUR NETWORKS.

     Because our anticipated future capital requirements will exceed the $1,478.1 million in cash and marketable securities we had on hand as of December 31, 1998, we will required to raise additional capital. If we fail to raise sufficient capital, we will be required to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and our ability to compete in the telecommunications services industry, and could even result in a payment default on our existing debt. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     IF WE CANNOT QUICKLY AND EFFICIENTLY INSTALL OUR HARDWARE, WE WILL BE
       UNABLE TO GENERATE REVENUE.

     Each of our networks consists of many different pieces of hardware, including switches, fiber optic cables, electronics, and wireless transmitters and receivers which are difficult to install. If we cannot install this hardware quickly, the time in which customers can be connected to our network and we can begin to generate revenue from our network will be delayed. You should be aware that the construction of the INTERNEXT national fiber optic network is not under our control, but is under the control of Level 3 Communications. We cannot assure you that the Level 3 network will be completed, that it will be placed in service within the expected time frame or that it will contain the contemplated number of fibers and conduits throughout the entire network. Failure of Level 3 to complete its network would delay implementation of our strategy of linking our local networks to one another.

     WE MAY NOT BE ABLE TO CONNECT OUR NETWORK TO THE INCUMBENT CARRIER'S
       NETWORK ON FAVORABLE TERMS.

     We require interconnection agreements with the incumbent carrier to connect calls between our on-net customers and non-customers. We cannot assure you that we will be able to negotiate or renegotiate interconnection agreements in all of our markets on favorable terms.

     THE REQUIREMENT THAT WE OBTAIN PERMITS AND RIGHTS OF WAY INCREASES OUR
       COST OF DOING BUSINESS.

     In order for us to acquire and develop our fiber networks, we must obtain local franchises and other permits, as well as rights-of-way and fiber capacity from entities such as incumbent carriers and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. You should be aware that the process of obtaining these permits and rights-of-way increases our cost of doing business.

     We cannot assure you that we will be able to maintain our existing franchises, permits and rights-of-way that we need to implement our business. Nor can we assure you that we will be able to obtain and maintain the other franchises, permits and rights that we require. A sustained and material failure to obtain or maintain these rights could materially adversely affect our business in the affected metropolitan area.

     IN LOCAL MARKETS, WE COMPETE AGAINST THE INCUMBENT CARRIER, WHICH HAS A
       VESTED INTEREST IN MAKING IT DIFFICULT FOR US TO CONNECT CUSTOMERS TO OUR NETWORK.

     In each of the local markets served by our networks, we compete principally with the incumbent carrier in that market.

     The incumbent carriers are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. The physical connections from their premises to those of their customers are expensive and difficult to duplicate. In addition, they have long-standing relationships with regulatory authorities at the federal and state levels.

     It is expensive and difficult for us to switch a new customer to our network because:

     - a potential customer faces switching costs if they decide to become our customer, and

     -  we require cooperation from the incumbent carrier.

     We cannot assure you that we will be able to overcome these advantages and compete successfully with the incumbent carrier.

     WE ALSO FACE COMPETITION IN LOCAL MARKETS FROM NEW ENTRANTS, PUTTING
       DOWNWARD PRESSURE ON PRICES.

     We also face competition from potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, MCI WorldCom, and Sprint. This places downward pressure on prices for local telephone service and makes it more difficult for us to achieve positive operating cash flow. In addition, we expect competition from other companies like ourselves, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. We cannot assure you that we will be able to compete effectively with these industry participants.

     WE FACE COMPETITION IN LONG DISTANCE MARKETS, PUTTING DOWNWARD PRESSURE
       ON PRICES.

     We also face intense competition from long distance carriers in the provision of long distance services, which places downward pressure on prices for long distance service and makes it difficult for us to achieve positive operating cash flow. Although the long distance market is dominated by three major competitors, AT&T, MCI WorldCom and Sprint, hundreds of other companies also compete in the long distance marketplace. We cannot assure you that we will be able to effectively compete with any of these industry participants.

     OUR COMPETITION MAY HAVE SUPERIOR RESOURCES PLACING US AT A COST AND
       PRICE DISADVANTAGE.

     Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of NEXTLINK. As a result, some of our competitors can raise capital at a lower cost than we can. Also, our competitors' greater name recognition requires us to price our services at lower levels in order to win business. Finally, our competitors' cost advantages give them the ability to reduce their prices for an extended period of time if they so choose.

     OUR COMPANY AND INDUSTRY ARE HIGHLY REGULATED, IMPOSING SUBSTANTIAL
       COMPLIANCE COSTS AND RESTRICTING OUR ABILITY TO COMPETE IN OUR TARGET MARKETS.

     We are subject to varying degrees of federal, state and local regulation. This regulation imposes substantial compliance costs on us. It also restricts our ability to compete. For example, in each state in which we desire to offer our services, we are required to obtain authorization from the appropriate state commission. We cannot assure you that we will receive authorization for markets to be launched in the future.

     The FCC licenses for fixed wireless radio spectrum held by our 50%-owned affiliate, NEXTBAND, are subject to a petition for reconsideration filed by another auction participant. The petition asks the FCC to revoke and reauction NEXTBAND's licenses. Because the matter remains pending, NEXTLINK cannot assure you that the FCC will not grant the petitions and relief sought. Our acquisition of additional high frequency spectrum from WNP remains subject to FCC approval.

     THE TECHNOLOGIES THAT WE USE MAY BECOME OBSOLETE, WHICH WOULD LIMIT OUR
       ABILITY TO COMPETE EFFECTIVELY.

     The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers.

     The following technology and equipment that we use or will use is subject to obsolescence: wireline and wireless transmission technologies, circuit, frame relay and packet switching technologies and data transmission technologies, including, the Nortel DMS 500 switches, DSL, ATM, frame relay and IP technologies. We regularly consider and reconsider the focus and direction of our technology strategy. In addition, we cannot assure you that the technologies that we choose to invest in will lead to successful implementation of our business plan.

     WE MAY BE REQUIRED TO PAY PATENT LICENSING FEES.

     From time to time we receive requests to consider licensing certain patents held by third parties that may have bearing on our interactive voice response services. Should we be required to pay license fees in the future, such payments, if substantial, could have a material adverse affect on our results of operations.

     IF WE LOSE KEY PERSONNEL AND QUALIFIED TECHNICAL STAFF, OUR ABILITY TO
       MANAGE THE DAY TO DAY ASPECTS OF OUR COMPLEX NETWORK WILL BE WEAKENED.

     We believe that a critical component for our success will be the attraction and retention of qualified professional and technical personnel. If we lose key personnel and qualified technical staff, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our complex network will be weakened. You should be aware that we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek.

     In addition, our subsidiaries must also develop and retain a large and sophisticated sales force. If our subsidiaries do not develop and retain a large and sophisticated sales force, there will be an adverse effect on our ability to generate revenue and, consequently, our operating cash flow.

     OUR QUARTERLY OPERATING RESULTS MAY VARY SIGNIFICANTLY.

     We anticipate that our operating results will vary significantly from period to period as a result of the significant expenses associated with the expansion and development of our networks and services. This variability may affect our ability to service our debt, including our senior notes. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CRAIG O. MCCAW, WHO CONTROLS APPROXIMATELY 59% OF NEXTLINK'S VOTING
       POWER, MAY HAVE INTERESTS THAT ARE ADVERSE TO YOUR INTERESTS.

     Craig O. McCaw, primarily through his majority ownership and control of Eagle River Investments, LLC, controls approximately 59% of NEXTLINK's total voting power. Because Mr. McCaw has the ability to control the direction and future operations of NEXTLINK he may make decisions which are adverse to your interest. In addition to his investment in NEXTLINK through Eagle River, Mr. McCaw has significant investments in other communications companies, including Nextel, Teledesic Corporation and INTERNEXT, some of which could compete with us or act as one of our suppliers of certain telecommunications services. You should be aware that we do not have a noncompetition agreement with either Mr. McCaw or Eagle River. Mr. McCaw is not bound by any contracts with NEXTLINK restricting his future sales of our common stock.

     THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     The market price of our common stock has been volatile. Factors that can cause such volatility include variations in our quarterly operating results, the introduction of new products by us or our competitors, changes in other conditions or trends in the telecommunications industry, changes in governmental regulations, changes in securities analysts' estimates of our, or our competitors' or industry's, future performance or general market conditions. In addition, stock markets have experienced extreme price and volume volatility in recent years, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies.

     WE MAY FACE ADDITIONAL COSTS AND OTHER ADVERSE EFFECTS DUE TO YEAR 2000
       ISSUES.

     To ensure that our computer systems and applications will function properly beyond 1999, we have implemented a year 2000 program. As part of this program, we conducted an inventory of network equipment and enterprise systems that execute primary business processes, such as accounting, service assurance, service delivery, customer service and billing. We cannot be sure that mission critical equipment has not been overlooked.

     Our determinations whether any systems or applications require modification or replacement are based in part on statements made to us by vendors as to the year 2000 compliance of their systems and applications that we use. We will not be able to independently confirm the accuracy or completeness of these vendor representations.

     Telecommunications and data traffic between our customers who are directly connected to one of our networks and parties who are not customers of ours are routed over networks that we do not control. In addition, many of our customers are connected to one of our networks through facilities of the incumbent local exchange carrier. Consequently, our customers may not be able to complete calls or data transmissions if the computer, telecommunications and other systems of outside entities, including local and interexchange carriers and Internet service providers that interchange traffic, are not year 2000 compliant. A failure by some or all of these entities to make their system year 2000 compliant could create substantial disruptions, which in turn could have a material adverse effect on our operations. For further discussion on our year 2000 program, see "Management's Discussions and Analysis of Financial Condition and Results of Operations--Impact of Year 2000."

     THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS

     Some statements and information contained in this annual report are not historical facts, but are "forward-looking statements", as such term is defined in the Private Securities Litigation Reform Act of 1995. We wish to caution you that these forward-looking statements are only predictions, and actual events or results may differ materially as a result of risks that we face, including those set forth herein under "Risk Factors." These forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "may", "will", "would," "could," "should", or "anticipates" or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to:

     - the number of markets we expect to serve by the end of 2000, the expected number of addressable business lines in markets in which we currently provide service and the markets in which we expect to provide service by the end of 2000;

     -   our expectations regarding our ability to attract and retain customers;

     - our beliefs regarding certain competitive advantages, including that of our management structure and provisioning processes and systems;

     - our expectation regarding the size of our sales and customer care forces;

     - our belief regarding traffic flow over our networks and the effects and benefits of high capacity networks with broad coverage based on a uniform technology platform;

     - our plans to install additional switches, data networking capabilities such as frame-relay, IP and ATM facilities, high speed technologies such as DSL and wireless technologies;

     - our expectation regarding the development of a national network and the implementation of a national network end-to-end strategy;

     - our anticipated capital expenditures, funding thereof and levels of indebtedness and our expectations regarding additional indebtedness;

     -   statements with respect to our Year 2000 project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NEXTLINK currently has instruments sensitive to market risk relating to exposure to changing interest rates. As disclosed in Notes 6 and 7 to the consolidated financial statements, NEXTLINK had $2,013.2 million in fixed rate debt and $556.2 million in fixed rate redeemable preferred stock as of December 31, 1998. NEXTLINK does not have significant cash flow exposure to changing interest rates on its long term debt and redeemable preferred stock because the interest rates are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk.

     NEXTLINK also maintains an investment portfolio consisting of U.S. government and other securities with an average maturity of less than one year. These securities are classified as "available for sale". If interest rates were to increase or decrease immediately, it could have a material impact on the fair value of these financial instruments. However, changes in interest rates would not likely have a material impact on interest earned on NEXTLINK's investment portfolio. NEXTLINK does not currently hedge these interest rate exposures.

     Presented below is an analysis of NEXTLINK's financial instruments, as of December 31, 1998, that are sensitive to changes in interest rates. The model demonstrates the change in fair value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points
(BPS), 100 BPS, and 150 BPS (in thousands).

                                               VALUATION OF SECURITIES GIVEN      NO CHANGE    VALUATION OF SECURITIES GIVEN
                                                AN INTEREST RATE DECREASE OF     IN INTEREST    AN INTEREST RATE INCREASE OF
INTEREST RATE RISK                                     X BASIS POINTS               RATES             X BASIS POINTS
------------------                           ----------------------------------  -----------   ----------------------------
                                             (150 BPS)    (100 BPS)    (50 BPS)                 50 BPS    100 BPS   150 BPS
                                             ---------    ---------    --------                 ------    -------   -------
FINANCIAL ASSETS:
Marketable securities......................    $1,168       $1,165      $1,162      $1,160      $1,156     $1,153    $1,149

FINANCIAL LIABILITIES:
Fixed rate debt............................    $2,150       $2,085      $2,023      $1,963      $1,905     $1,850    $1,797
Fixed rate redeemable preferred stock......    $  533       $  517      $  501      $  486      $  472     $  458    $  445

      The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of NEXTLINK's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NEXTLINK's consolidated financial statements are filed under this Item, beginning on page 56 of this Report, and NEXTLINK Capital's balance sheet is filed under this Item, on Page 77 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the members of NEXTLINK's Board of Directors. Their respective backgrounds are described following the table. The information required under this item with respect to the Company's Executive Officers is incorporated by reference from
Part I, Item I of this report under "Executive Officers of the Registrant".

NAME                                    AGE             POSITION
----                                    ---             --------
Steven W. Hooper(2)...................   46   Chief Executive Officer,
                                              Chairman of the Board of Directors
Wayne M. Perry(1).....................   49   Vice Chairman of the Board of Directors
Craig O. McCaw........................   49   Director
Dennis Weibling(1)(2)(3)..............   47   Director
William A. Hoglund(1)(3)..............   45   Director
Sharon L. Nelson(2)...................   52   Director
Jeffrey S. Raikes.....................   40   Director
Nicolas Kauser........................   59   Director
Gregory J. Parker.....................   41   Director

-----------------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

     NEXTLINK's directors are elected annually at the annual meeting of shareholders. All of the officers identified above serve at the discretion of NEXTLINK's Board of Directors. There are no family relationships between any person identified above.

     The Audit Committee is responsible for reviewing the services provided by NEXTLINK's independent auditors, consulting with the independent auditors on audits and proposed audits of NEXTLINK and reviewing the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee determines executive compensation and stock option awards. The Executive Committee exercises, to the maximum extent permitted by law, all powers of the Board of

Directors between board meetings, except those functions assigned to specific committees. The Board of Directors may establish additional committees from time to time.

     The following are brief biographies of persons identified above.

     STEVEN W. HOOPER. Mr. Hooper has been Chief Executive Officer of
NEXTLINK since March 1999 and Chairman of the Board of Directors since July 1997. Since December 1997, he has also been Co-Chief Executive Officer with Craig O. McCaw of Teledesic Corporation, a satellite telecommunications company. From January 1995 to June 1997, Mr. Hooper was President and Chief Executive Officer of AT&T Wireless Services, Inc. From January 1993 to January 1995, he served as Chief Financial Officer of AT&T Wireless Services. This was preceded by five years as Regional President for McCaw Cellular's Pacific Northwest/Rocky Mountain region, where his responsibilities included managing the cellular operations in six western states and Alaska.

     WAYNE M. PERRY. Mr. Perry has been Vice Chairman of NEXTLINK since
June 1997. From July 1997 to March 1999, Mr. Perry was Chief Executive Officer of NEXTLINK. From September 1994 to July 1997, Mr. Perry was also Vice Chairman of AT&T Wireless Services, Inc., following the merger with McCaw Cellular. From June 1989 to September 1994, he served as Vice Chairman of the Board of McCaw Cellular, and from December 1985 to June 1989, served as President. From 1976 to 1985, Mr. Perry served as Executive Vice President and General Counsel of McCaw Cellular. From 1990 to 1994, Mr. Perry was Vice Chairman of the Board of LIN Broadcasting Corporation. He also served as Chairman of the Board of Directors of the Cellular Telecommunications
Industry Association, the nationwide wireless industry association, for the 1993/94 term.

     CRAIG O. MCCAW. Mr. McCaw has been a director of NEXTLINK since September 1994 and was Chief Executive Officer of NEXTLINK from September 1994 to July 1997. Since 1993, Mr. McCaw has been Chairman and Chief Executive Officer of Eagle River, a company formed and owned by Mr. McCaw to make strategic investments in telecommunications ventures. Mr. McCaw was the founder, Chairman and Chief Executive Officer of McCaw Cellular, the nation's leading provider of wireless communications services, until the company was sold to AT&T in August 1994. Prior to entering the cellular telephone business in 1983, Mr. McCaw was requested by his family to assume responsibility for the daily operations of a small cable television operation in Centralia, Washington, that he and his three brothers owned. The one-system operation serving 4,000 subscribers eventually grew to be the nation's 20th largest cable operator serving 450,000 subscribers. In 1974, the cable company's services expanded by entering the paging and conventional mobile telephone industries. The company eventually became the fifth largest paging operator in the country, serving approximately 320,000 subscribers in 13 states. In 1981, the company began to develop broad-based cellular telephone services. Later, McCaw Cellular became the nation's largest cellular telephone operator, with cellular system positions in more than 100 U.S. cities, representing more than 100 million potential customers. The company also had interests in wireless data transmissions, personal communications services, air-to-ground phone systems and satellite communications at the time of its sale to AT&T. Mr. McCaw is Chairman and one of the principal owners of Teledesic Corporation, which in March 1994 announced plans for a worldwide satellite-based telecommunications system. Mr. McCaw is indirectly a significant stockholder, a director and Chairman of the Operating Committee of Nextel Communications, Inc., a provider of wireless telecommunications services, and is also a director of Nextel International, Inc.

     DENNIS WEIBLING. Mr. Weibling has been a director of NEXTLINK since January 1997. From September 1994 to January 1997, he was Executive Vice President of NEXTLINK. Since 1993, Mr. Weibling has been President of Eagle River, Inc. Since 1993, Mr. Weibling has been a member of Nextel Communications Inc.'s Board of Directors and its operating, audit and compensation committees. Mr. Weibling is also a member of the Board of Directors of Nextel International, Inc. and serves on its audit and plan administration committees. He also is a member of the Board of Directors of Nextel Partners, Inc. and serves on its audit committee. Since 1993, Mr. Weibling has been a member of the Board of Directors and has served on the executive and compensation committees of Teledesic Corporation. A licensed certified public accountant in Washington, Mr. Weibling is a member of the American Society of Certified Public Accountants and the Washington Society of Certified Public Accountants. In addition, Mr. Weibling is a licensed attorney in Ohio and a member of the American Bar Association and Ohio State Bar Association.

     WILLIAM A. HOGLUND. Mr. Hoglund has been a director of NEXTLINK since January 1997 and, prior to that, had been Executive Vice President of NEXTLINK since February 1996. Mr. Hoglund has also been Vice President and Chief Financial Officer of Eagle River, Inc. since January 1996. Prior to joining Eagle River, Inc., Mr. Hoglund was Managing Director of J.P. Morgan & Co. in its investment banking group. Mr. Hoglund was employed by J.P. Morgan & Co. from 1977 through 1995, focusing for the last nine of those years on clients in the telecommunications, cable and media industries.

     SHARON L. NELSON. Ms. Nelson has been director of NEXTLINK since
September 1997. From 1985 to 1997 she was Chairman of the Washington Utilities and Transportation Commission, or WUTC. Prior to serving on the WUTC, Ms. Nelson served as staff coordinator for the Washington State Legislature's Joint Select Committee on Telecommunications (1983 to 1985), an attorney in private practice (1982 to 1983), legislative counsel to the Consumers Union of the United States (1978 to 1981), staff counsel to the Commerce Committee of the U.S. Senate (1976 to 1978) and secondary school teacher of history and anthropology (1969 to
1973). Ms. Nelson is also the past president of the National Association of Regulatory Utility Commissioners. Ms. Nelson also served on the Federal-State Joint Board on Universal Service created under the Telecommunications Act of 1996 and as one of the 20-member negotiating team appointed by the Governors of Washington, Idaho, Oregon and Montana to review the Northwest electric power system. Since January 1998, Ms. Nelson has been a member of the Advisory Board of Covad Communications Group, Inc.

     JEFFREY S. RAIKES. Mr. Raikes has been a director of NEXTLINK since September 1997. He is also a member of the Executive Committee and the Group Vice President, Sales and Marketing of Microsoft Corporation. As Group Vice President, Mr. Raikes has responsibility for Microsoft's worldwide customer units as well as sales, marketing, support and service in the United States and Canada. Prior to joining the Executive Committee in July 1996, Mr. Raikes was Senior Vice President of Microsoft North America since 1993. Prior to serving as Senior Vice President of Microsoft North America, from 1990, Mr. Raikes was Vice President of Office Systems, where he was responsible for the development and marketing of word processing, workgroup applications and pen computing. From 1984 to 1990, Mr. Raikes was the Director of Applications Marketing, where he was the chief strategist behind Microsoft's graphical applications for the Apple Macintosh and Microsoft Windows as well as leading the product strategy and design of Microsoft Office. Mr. Raikes is also a member of the University of Nebraska Foundation and a Trustee of the Washington State University Foundation of Directors.

     NICOLAS KAUSER. Mr. Kauser has been a director of NEXTLINK since
January 1999. Until September 1, 1998, Mr. Kauser was an executive Vice President and Chief Technology Officer for AT&T Wireless Services. As Chief Technology Officer, Mr. Kauser was responsible for all aspects of engineering and Technology projects, network operations and long-range planning and evolution of the network and the supporting technologies for AT&T Wireless Services. As a member of the leadership team he also had significant input to product development. Prior to his joining AT&T Wireless Services in 1990, Mr. Kauser was Vice President of Engineering and subsequently Senior Vice President Operations at Cantel, the Canadian nationwide cellular provider based in Toronto, Canada. As one of the earliest employees at Cantel, he assumed responsibility for all facets of the initial design, equipment selection, service introduction and network operation. He spent the 20 years prior to joining Cantel in Venezuela, the first six years of which working for the National Telephone Co. (CANTV). Subsequently, he co-founded two companies, one specializing in telephone central office equipment installation and the other in the sale, installation and support of office telecommunications and automation products. In May 1998, Mr. Kauser received the prestigious Gold Prize awarded by the Carnegie Melon Institute and American Management Systems for excellence in the application of information technology.

      GREGORY J. PARKER. Mr. Parker has been a director of NEXTLINK since June 1998. Since August 1998, he has been President of Ampersand Holdings, Inc. From February 1998 to August 1998, he was Vice President and Chief Operating Officer of Ampersand Holdings. From 1990 to 1998, he was a partner of the law firm of Seed, Mackall & Cole LLP, where his practice emphasizes financing, capital investment and real estate matters. From 1994 to 1997, he was Managing Partner of the firm. Mrs. Wendy P. McCaw and Mr. Craig O. McCaw are parties to a NEXTLINK Stock Distribution Agreement effective as of November 3, 1997, entered into in connection with a portion of the settlement of a divorce action between Mr. and Mrs. McCaw. Under the Stock Distribution Agreement, Mrs. McCaw is entitled to designate one member of NEXTLINK's Board of Directors. Eagle River Investments and Mr. McCaw have agreed to vote, and to cause Mr. McCaw's affiliates to vote all of their respective shares of NEXTLINK stock to support the election to the Board of Directors of Mrs. McCaw's designee. Mr. Parker is Mrs. McCaw's designee to the NEXTLINK Board of Directors under the Stock Purchase Agreement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires
NEXTLINK's directors, executive officers and any person who owns more than 10% of NEXTLINK's Common Stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of NEXTLINK's Common Stock. Under SEC rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 1998, except for the following individuals who had late filings: Charles P. Daniels, who had two late filings with respect to purchases of shares under the NEXTLINK Empoloyee Stock Purchase Plan, Kathleen H. Iskra, who had one late filing to report a sale of Class A Common Stock, Scot Jarvis, a former director, who had two late Form 4 filings, one for the sale of Class A
Common Stock and the other for the conversion of Class B Common Stock into Class A Common Stock and Jan Loichle, who had three late filings, two with respect to purchases under the NEXTLINK Employee Stock Purchase Plan and one for the exercise of stock options.

ITEM 11. EXECUTIVE COMPENSATION

                             SUMMARY COMPENSATION TABLE

     The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, individual compensation information for the Chief Executive Officer of NEXTLINK, and each of the four most highly compensated executive officers of NEXTLINK who were serving as executive officers at December 31, 1998, and any individual who was not a NEXTLINK executive officer at December 31, 1998, but was one of the four most highly compensated individuals at NEXTLINK during 1998 (the "Named Executive Officers").

                                                                                        LONG TERM
                                                           ANNUAL COMPENSATION         COMPENSATION
                                                         -------------------------    --------------
                                                                                        SECURITIES      ALL OTHER
NAME AND PRINCIPAL                            FISCAL                                    UNDERLYING     COMPENSATION
    POSITION                                   YEAR      SALARY ($)   BONUS ($)(1)    OPTIONS (#)(2)       ($)(3)
------------------                             ----      ----------   ------------    --------------   ------------
Wayne M. Perry...............................  1998         8,023           --                 75             --
Chief Executive Officer (4)                    1997            --           --            441,336             --
                                               1996            --           --                 --             --

George M. Tronsrue III.......................  1998       247,115      223,000                 75          5,152
President, Chief Operating Officer             1997        43,535       70,000            255,000             --
                                               1996            --           --                 --             --

Kathleen H. Iskra............................  1998       180,077       92,874            190,075          8,000
Vice President, Chief Financial                1997       126,923       68,100             31,777          6,130
Officer and Treasurer                          1996       121,233       62,250             67,745          1,575

R. Gerard Salemme............................  1998       212,885      410,000(5)         112,500          8,000
Senior Vice President External  Affairs        1997       126,154           --             66,200             --
and Industry Relations                         1996            --           --                 --             --


Jan Loichle..................................   1998      180,077       92,874             180,075         8,000
Vice President, Chief of Local                  1997      123,424       65,938              31,777         6,476
Exchange Operations                             1996      109,075       32,040              37,514         5,498

James F. Voelker (6).........................   1998      284,615      250,000             250,000        10,000
                                                1997      218,509      225,000           1,686,506         8,641
                                                1996      160,600      200,000              15,000         6,523

-----------------
(1) Includes bonuses for the corresponding fiscal years that were paid subsequent to the stated calendar year end.

(2) Represents options to acquire shares of Class A and Class B Common Stock. Effective January 31, 1997, NEXTLINK Communications, L.L.C. was merged with and into NEXTLINK Communications, Inc. The information for 1996 presented in this table reflects the grant of options for the purchase of Class A Common Stock under NEXTLINK's Stock Option Plan and Class B Common Stock in substitution for options granted previously pursuant to the Amended and Restated Equity Option Plan of NEXTLINK Communications, L.L.C. See Note 11 to the Consolidated Financial Statements.

(3) Represents contributions made by NEXTLINK on behalf of the executive officer under NEXTLINK's 401(k) Plan.

(4) Mr. Perry became Chief Executive Officer of NEXTLINK on July 21, 1997. Prior to that date, Mr. Perry was a Director of NEXTLINK since June 1997. For information regarding Mr. Perry's annual compensation, see the "Report of the Compensation Committee" of the Board of Directors. In March 1999, Mr. Perry resigned as Chief Executive Officer, although retained his position as Vice Chairman of the Board of Directors. Steven
     W. Hooper, NEXTLINK's Chairman of the Board of Directors, filled the position of Chief Executive Officer that was vacated by Mr. Perry.

(5) Includes a signing bonus paid in 1998 at Mr. Salemme's one-year anniversary.

(6) Effective July 17, 1998, Mr. Voelker resigned as President and from NEXTLINK's Board of Directors. The Board of Directors elected George M. Tronsrue III, who had been serving as NEXTLINK's Chief Operating Officer, to fill the position of President vacated by Mr. Voelker.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                   INDIVIDUAL GRANTS
                                ----------------------------------------------------------------------------------------------
                                                                                                       POTENTIAL REALIZABLE
                                  NUMBER OF      % OF TOTAL                                              VALUE AT ASSUMED
                                 SECURITIES    OPTIONS GRANTED                                         ANNUAL RATES OF STOCK
                                 UNDERLYING     TO EMPLOYEES     EXERCISE OR                           PRICE APPRECIATION FOR
                                  OPTIONS        IN FISCAL        BASE PRICE                               OPTION TERMS
NAME                            GRANTED (#)       YEAR (%)          ($/SH)       EXPIRATION DATE        5%($)         10%($)
----                            -----------    ---------------   -----------    -----------------     ---------     ----------
Wayne M. Perry...............         75           0.00             22.56       December 16, 2008         1,064          2,697
George M. Tronsrue III.......         75           0.00             22.56       December 16, 2008         1,064          2,697
Kathleen H. Iskra............    100,000           1.30             24.50       January 21, 2008      1,540,792      3,904,669
                                  70,000           0.91             36.00       August 14, 2008       1,470,792      3,834,669
                                      75           0.00             22.56       December 16, 2008         1,064          2,697
                                  20,000           0.26             22.56       December 16, 2008       283,789        719,176
R. Gerard Salemme............    100,000           1.30             21.25       October 1, 2008       1,153,150      3,094,907
                                  12,500           0.16             22.56       December 16, 2008       177,368        449,485
Jan Loichle..................    105,000           1.36             24.50       January 21, 2008      1,617,831      4,099,902
                                  55,000           0.71             36.00       August 14, 2008       1,155,622      3,012,954
                                      75           0.00             22.56       December 16, 2008         1,064          2,697
                                  20,000           0.26             22.56       December 16, 2008       283,789        719,176
James F. Voelker.............    250,000           3.24             24.50 (1)   July 15, 2008         7,924,216     16,246,029

-----------------
(1) Market value on the date of grant was $34.50 per security or $8.6 million in the aggregate.

                    AGGREGATED FISCAL YEAR END OPTION VALUES

                                                                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED IN-THE
                                                                        UNDERLYING OPTIONS AT         MONEY OPTIONS AT FISCAL
                                      SHARES                             FISCAL YEAR END (#)                 YEAR END ($)
                                    ACQUIRED ON         VALUE        ------------------------------------------------------------
NAME                                EXERCISE (#)     REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                ------------     ------------    -----------    -------------    -----------    -------------
Wayne M. Perry....................         --                --        110,409          331,002        2,256,215      6,767,336
George M. Tronsrue III............     63,750         1,036,416         51,075          140,250        1,043,131      2,867,411
R. Gerard Salemme.................         --                --         16,550          162,150          338,365      1,800,251
Kathleen H. Iskra.................     10,851           327,075         18,178          234,088          279,378      1,750,083
Jan Loichle.......................      2,206            41,034         25,664          222,068          515,497      1,664,998
James F. Voelker..................    362,609         9,378,616        676,210          424,329       19,064,689      5,254,045

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

     We have entered into an employment agreement with James F. Voelker, former NEXTLINK President, expiring on December 31, 1999, subject to earlier termination under certain conditions. Under this agreement, Mr. Voelker will receive a base salary at a rate equivalent to an annual salary of $275,000 from July 16, 1998 to December 31, 1999. Mr. Voelker will also receive an annual bonus of $250,000 for 1998 and 1999. All stock options which had been granted to Mr. Voelker prior to the date we entered into the employment agreement will continue to vest according to their original vesting schedules through December 31, 2000. On December 31, 2000, all unvested options will immediately vest at that time. Mr. Voelker's employment agreement also contains non-competition and confidentiality provisions.

     We have entered into an employment agreement with George M. Tronsrue
III, expiring on October 6, 2001, subject to earlier termination. The agreement provides for a base salary of $235,000 and $255,000 for the first and second years of employment, respectively, and no less than $255,000 for each year thereafter, subject to negotiation. The agreement also provides for a bonus payment of $140,000 in the first year of employment, and bonuses thereafter to be determined based upon the performance of Mr. Tronsrue and NEXTLINK. In addition, in connection with the execution of this employment agreement, NEXTLINK granted Mr. Tronsrue options to purchase 255,000 shares of Class A Common Stock, 25% of which vested immediately and the remainder of which vest in tranches over the four years following Mr. Tronsrue's employment date. The options have an exercise price of $7.93 per share. Mr. Tronsrue's employment agreement also contains confidentiality provisions.

     The vesting of certain options granted to some Named Executive Officers accelerate under certain circumstances. The vesting of an option to purchase 441,336 shares of Class A Common Stock granted to Mr. Perry in June 1997, an option to purchase 255,000 shares of Class A Common Stock granted to Mr. Tronsrue in September 1997, an option to purchase 66,200 shares of Class A Common Stock granted to Mr. Salemme in June 1997, and an option to purchase 100,000 shares of Class A Common Stock granted to Mr. Salemme in October 1998 accelerates in the event that Mr. McCaw, or an entity or entities he controls, no longer has control of a majority of the votes of NEXTLINK. In addition, the option to purchase 255,000 shares of Class A Common Stock granted to Mr. Tronsrue and the option to purchase 100,000 shares of Class A Common Stock granted to Mr. Salemme in October 1998 each provide for acceleration of vesting upon the happening of certain mergers, sales of substantially all of NEXTLINK's assets, acquisitions of voting power of NEXTLINK, and changes in the composition of NEXTLINK's Board of Directions, or upon liquidation or dissolution of NEXTLINK. In all other cases, these options become fully vested over four years.

COMPENSATION OF DIRECTORS

     Each director is entitled to reimbursement for out-of-pocket expenses incurred for each Board or Committee meeting attended. Mr. Hooper received $8,023 in 1998 for services as Chairman of the Board. No other compensation was paid to any directors in 1998.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     NEXTLINK's compensation program is designed to attract and retain qualified employees and to ensure that they have a continuing stake in the long-term success of NEXTLINK. NEXTLINK offers its employees a competitive compensation package that includes a salary, incentives based upon individual and company performance and health and other benefits. In addition, the Board of Directors currently believes that NEXTLINK's success is effectively promoted through a stock option program in which substantially all employees are eligible to participate.

     NEXTLINK's compensation policy for executive officers is similar to that for other employees, and is designed to promote continued performance and attainment of individual and company goals. The Compensation Committee determined and administered the compensation of NEXTLINK's executive officers during 1998. The Committee is currently comprised of two non-employee directors, Messrs. William Hoglund and Dennis Weibling, and also included Mr. Scot Jarvis until his resignation from the Board in January 1999.

     EXECUTIVE OFFICER COMPENSATION PHILOSOPHY. NEXTLINK believes that compensation of executive officers should be directly and materially linked to NEXTLINK's operating performance and the interests of its stockholders. To implement this philosophy, NEXTLINK combines base compensation with incentive awards.

     NEXTLINK sets executive officer salaries in line with the duties and scope of responsibilities of each officer's position and the salaries paid to comparable officers by competitors in the telecommunications industry. NEXTLINK periodically reviews executive officer salaries and makes adjustments to reflect individual performance.

     NEXTLINK has designed an incentive program for executive officers. Each officer is eligible to receive a discretionary bonus of up to 20% to 55%, except in certain circumstances as determined by the Board of Directors, of his or her salary based upon individual and company-wide performance goals. For 1998, the Committee established revenue, lines installed, earnings and other financial and operating measures as an incentive for individual and company performance. The Committee also recognized various qualitative factors, such as demonstrated leadership ability.

     NEXTLINK believes that stock option grants to executive officers and other employees promote Company success by aligning the financial interests of officers and other employees with the long-term interests of the stockholders. Stock option grants are based on various subjective factors primarily relating to the responsibilities of each officer and employee and to his or her expected future contribution. Although the Committee considers the number of options previously awarded to and held by executive officers and other employees, they were not determinative factors in setting the size of 1998 option grants.

     As noted above, NEXTLINK's compensation program is performance based. Under Section 162(m) of the Internal Revenue Code, NEXTLINK may not deduct nonperformance-based compensation in excess of $1 million paid to any Named Executive Officer. The Committee currently believes that NEXTLINK will be able to continue to manage its compensation program for Named Executive Officers so as to preserve related federal income tax deductions.

     CHIEF EXECUTIVE OFFICER COMPENSATION. In evaluating the compensation of Wayne M. Perry, NEXTLINK's Vice Chairman and Chief Executive Officer for 1998, the Committee considered the option to purchase 441,336 shares of NEXTLINK Class A common stock granted to Mr. Perry at the time he assumed the role of Chief Executive Officer in July 1997. The Committee also focused on Mr. Perry's superior leadership in managing the business, experience in leading companies in competitive segments of the telecommunications industry, as well as NEXTLINK's financial and operating performance.

                                        COMPENSATION COMMITTEE
                                        William A. Hoglund
                                        Dennis Weibling


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 8, 1999, with respect to the beneficial ownership of NEXTLINK's capital stock by (i) each person known by us to own beneficially 5% or more of the outstanding shares of capital stock, (ii) NEXTLINK's Board of Directors and persons having agreed to be named thereto, (iii) NEXTLINK's Chief Executive Officer and each of the Named Executive Officers and (iv) all directors, and persons having agreed to be named a director, and executive officers as a group.

                                                                     SHARES BENEFICIALLY OWNED (1)
                                                       --------------------------------------------------------
                                                                                       PERCENT OF
                                                                                          TOTAL      PERCENT OF
                                                        AMOUNT AND         PERCENT        SHARES       TOTAL
NAME AND ADDRESS OF                      TITLE OF       NATURE OF             OF       OUTSTANDING     VOTING
BENEFICIAL OWNER                          CLASS         OWNERSHIP         CLASS (%)        (%)        POWER (%)
-------------------                      --------      -----------        ---------    -----------   ----------
BWP, Inc.............................    Class A        2,610,280           10.20
  707 S.W. Washington, 8th Floor         Class B                0               0          4.77            *
  Portland, OR  97205
Eagle River Investments, LLC(2)......    Class A                0               0
  2300 Carillon Point                    Class B       18,871,787           64.66         34.45        59.45
  Kirkland, WA  98033
Ampersand Telecom, LLC...............    Class A                0               0
  1332 Anacapa, Suite 200                Class B        9,722,649           33.31         17.75        30.63
  Santa Barbara, CA 93101
The Ampersand Telecom Trust(3).......    Class A                0               0
  1332 Anacapa, Suite 200                Class B        9,722,649           33.31         17.75        30.63
  Santa Barbara, CA  93101
Wendy P. McCaw(4)....................    Class A                0               0
  1332 Anacapa, Suite 200                Class B        9,722,649           33.31         17.75        30.63
  Santa Barbara, CA  93101
Craig O. McCaw.......................    Class A            6,620               *
  2300 Carillon Point                    Class B       19,138,253(5)        65.58         34.95        60.29
  Kirkland, WA  98033
Dennis Weibling......................    Class A            1,500               *
  2300 Carillon Point                    Class B       18,871,787(6)        64.66         34.45        59.45
  Kirkland, WA  98033
Gregory Parker.......................    Class A            2,000               *
  1332 Anacapa, Suite 200                Class B        9,722,649(7)        33.31         17.75        30.63
  Santa Barbara, CA  93101
William A. Hoglund...................    Class A            8,400(8)            *
                                         Class B                0               0             *            *
Sharon L. Nelson.....................    Class A            5,516               *
                                         Class B                0               0             *            *
Jeffrey S. Raikes....................    Class A           55,516               *
                                         Class B                0               0             *            *
Nicolas Kauser.......................    Class A                0               0
                                         Class B                0               0             *            *
Wayne M. Perry ......................    Class A          148,049(9)            *
                                         Class B           58,825               *             *            *
Steven W. Hooper ....................    Class A          156,409(10)           *
                                         Class B           58,825               *             *            *
George M. Tronsrue III...............    Class A          155,145               *
                                         Class B                0               0             *            *
Kathleen H. Iskra....................    Class A           87,105               *
                                         Class B                0               0             *            *
R. Gerard Salemme....................    Class A           29,050               *
                                         Class B                0               0             *            *
Jan Loichle..........................    Class A          120,830               *
                                         Class B                0               0             *            *


James F. Voelker (11)................    Class A          425,910(12)         1.66
                                         Class B          654,858(13)         2.19         1.95         2.15
All directors and executive
 officers as a group (16 persons)....    Class A          981,598(14)         3.74
                                         Class B       28,978,552(14)        97.12        53.45        89.58

-----------------
(1) In accordance with Commission rules, each beneficial owner's holdings have been calculated assuming full exercise of outstanding options exercisable by such owner within 60 days after March 8, 1999, but no exercise of outstanding options held by any other person.

(2) Eagle River has pledged substantially all of its shares of NEXTLINK stock to secure a credit arrangement.

(3) The Ampersand Telecom Trust is the Managing Member of Ampersand Telecom LLC and has sole right to vote on all matters affecting Ampersand Telecom, LLC.

(4) Mrs. McCaw is the sole beneficiary of The Ampersand Telecom Trust, a revocable trust. The trustee of the Trust, Gregory Parker, may exercise his duties under the trust only pursuant to the written directions of Mrs. McCaw.

(5) Represents shares of Class B Common Stock held beneficially by Mr. McCaw as a result of his ownership interests in Eagle River and NEXTLINK, Inc. Pursuant to the terms of the Stock Distribution Agreement between Mr. and Mrs. McCaw, Mr. McCaw holds a proxy to vote the number of shares of NEXTLINK stock held by Mrs. McCaw that, when added to all NEXTLINK capital stock held by Mr. McCaw or any of his affiliates proves which they have voting rights, are necessary for Mr. McCaw to hold 51% of the voting power of NEXTLINK. No shares owned or controlled by Mrs. McCaw are included in the beneficial holdings of Mr. McCaw.

(6) Mr. Weibling, who is President of Eagle River, Inc., an affiliate of Eagle River, disclaims beneficial ownership in all securities held by Eagle River, except to the extent of his pecuniary interest therein. Mr. Weibling is a member of Eagle River.

(7) Mr. Parker is a member of Ampersand Telecom, LLC. Mr. Parker disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8) Includes 3,250 shares of Class A Common Stock that Mr. Hoglund holds as trustee of trusts for the benefit of his children. Mr. Hoglund disclaims beneficial ownership of such shares.

(9) Includes 3,640 shares of Class A common stock held by Mr. Perry's children. Mr. Perry disclaims beneficial ownership of such shares.

(10) Includes 21,000 shares of Class A common stock held by Mr. Hooper as trustee of trusts for the benefit of his children and 25,000 shares of stock Class A Common Stock of irrevocable trusts for the benefit of Mr. Perry's four children, for which Mr. Perry exercises no voting or investment control.

(11) Effective July 17, 1998, Mr. Voelker resigned from NEXTLINK's Board of Directors and as President of NEXTLINK. The beneficial holdings of Mr. Voelker presented in the table are based on representations from Mr. Voelker.

(12) Includes 90,000 shares of Class A Common Stock that Mr. Voelker holds as trustee of trusts for the benefit of his children.

(13) Includes shares of Class B Common Stock that are eligible for acquisition upon exercise of a currently exercisable stock option, which was exercised in part on August 26, 1997, resulting in the issuance of 921,314 shares (all of which were subsequently converted into Class
      A Common Stock), leaving 654,858 unissued.

(14)  See notes (1), (5), (6), (7), (8), (9) and (10).

*    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 18, 1995, NEXTLINK lent $93,141 to James F. Voelker, former President of NEXTLINK, in connection with his relocation to Washington. Interest on the loan accrued at the prime rate. In April 1997, $25,000 in principal amount of this loan was paid as part of payment of Mr. Voelker's 1996 bonus. The balance of the loan was repaid in March 1999.

     On August 26, 1997, NEXTLINK lent Mr. Voelker and R. Bruce Easter, Jr., Vice President, General Counsel and Secretary of NEXTLINK, $2.2 million and $79,000, respectively, in connection with the payment of income taxes incurred upon the exercise of stock options. These loans (i) bear interest at a fixed rate of 7.70%, and (ii) are secured by shares of Class A Common Stock with a market value equal to 2.5 times the amount of the loan. Mr. Voelker and Mr. Easter paid the remaining balances on their loans in March 1999.

     In October 1998, NEXTLINK lent $1.5 million to George M. Tronsrue III, President. Interest accrued on the loan at rate of 7.31% per year. Principal and interest on the loan had been repaid as of December 31, 1998.

     In March 1999, a wholly owned subsidiary of NEXTLINK aquired all of the ownership interest of Falcon Administration, LLC, a Washington limited liability company, from Bruce R. McCaw, brother of Craig O. McCaw, a director and beneficial owner of NEXTLINK. Falcon Administration's primary asset is a Falcon 50 aircraft. NEXTLINK acquired Falcon Administration for approximately $14.7 million, which was paid upon closing of the transaction. The purchase price paid by NEXTLINK approximated the amount paid by Bruce R. McCaw to acquire Falcon Administration plus capital contributions made to Falcon Administration for debt retirement, improvements and fees associated with the Falcon 50 aircraft. Bruce R. McCaw purchased Falcon Administration from Craig
O. McCaw in November 1997 for $3.6 million. Capital contributions made by Bruce R. McCaw since that time total approximately $11.0 million. NEXTLINK's purchase price of Falcon Administration was considered to be comparable to the fair value of the assets acquired, based on independent sale specifications of comparable aircraft.

     Each shareholder of NEXTLINK's Class B Common Stock has the option, at any time, to convert each share of Class B Common Stock owned into one share of Class A Common Stock. The current holders of Class B Common Stock, and holders of options to purchase Class B Common Stock, have certain rights to require NEXTLINK to register, under the Securities Act of 1933, shares of Class A Common Stock acquired by the holders. The holders also have the right to include shares of Class A Common Stock held by them in certain NEXTLINK registration statements.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Schedules

         NEXTLINK COMMUNICATIONS, INC.
         Report of Independent Public Accountants..............................................   55
         Consolidated Balance Sheets as of December 31, 1998 and 1997..........................   56
         Consolidated Statements of Operations for the Years Ended December 31, 1998,
           1997 and 1996.......................................................................   57
         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years
           Ended December 31, 1998, 1997 and 1996..............................................   58
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
           1997 and 1996.......................................................................   60
         Notes to Consolidated Financial Statements............................................   62
         NEXTLINK CAPITAL, INC.
         Report of Independent Public Accountants..............................................   76
         Balance Sheets as of December 31, 1998 and 1997.......................................   77
         Note to Balance Sheets................................................................   78

     (a) 3.  List of Exhibits:

     EXHIBIT NO. DESCRIPTION
     ----------- -----------

          3.1    --Articles of Incorporation of NEXTLINK Communications Inc. (2)

          3.2    --Certificate of NEXTLINK Communications, Inc. (1)

          3.3    --Articles of Incorporation of NEXTLINK Capital, Inc. (1)

          3.4    --By-laws of NEXTLINK Capital, Inc. (2)

          4.1    --Indenture, dated as of November 12, 1998, by and among NEXTLINK
                   Communications, Inc. and United States Trust Company of New
                   York, as trustee, relating to 10 3/4% Notes due 2008 including form of global note. (8)

          4.2    --Certificate of Designations of the Powers, Preferences and
                   Relative, Participating, Optional and Other Special Rights of 14% Senior Exchangeable Redeemable Preferred Shares and
                   Qualifications, Limitations and Restrictions Thereof. (1)

          4.3    --Form of stock certificate of 14% Senior Exchangeable
                   Redeemable Preferred Shares. (3)

          4.4 --Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and
                   United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note. (2)

          4.5 --First Supplemental Indenture, dated as of January 31, 1997, by and among the Company, NEXTLINK Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New
                   York, as Trustee. (3)

          4.6    --Form of Indenture between United States Trust Company, as
                   Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (4)

          4.7    --Indenture, dated March 3, 1998, between United States Trust
                   Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

          4.8    --Certificate of Designation of Powers, Preferences and
                   Relative, Participating, Optional and Other Special Rights of 6 1/2% Cumulative Convertible Preferred Stock and
                   Qualifications, Limitations and Restrictions Thereof. (1)

          4.9    --Indenture, dated April 1, 1998, between United States Trust
                   Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9.45% Senior Discount Notes due 2008. (6)

          4.10   --Second Supplemental Indenture, dated June 3, 1998, amending
                   Indenture dated April 25, 1996, by and among NEXTLINK
                   Communications, Inc., NEXTLINK Capital, Inc. and United
                   States Trust Company of New York, as Trustee. (1)


          4.11   --First Supplemental Indenture, dated June 3, 1998, amending
                   Indenture dated September 25, 1997, by and between NEXTLINK
                   Communications, Inc. and United States Trust Company of New
                   York, as Trustee. (1)

          4.12   --First Supplemental Indenture, dated June 3, 1998, amending
                   Indenture dated March 3, 1998, by and between NEXTLINK
                   Communications, Inc. and United States Trust Company of New
                   York, as Trustee. (1)

          4.13   --First Supplemental Indenture, dated June 3, 1998, amending
                   Indenture dated April 1, 1998, by and between NEXTLINK
                   Communications, Inc. and United States Trust Company of New
                   York, as Trustee. (1)

         10.1 --Stock Option Plan of NEXTLINK Communiations, Inc., as amended. (1)

         10.2    --Employee Stock Purchase Plan of NEXLINK Communications, Inc.
                   (1)

         10.3 --Registration Rights Agreement dated as of January 15, 1997, between the Company and the signatories listed therein. (3)

         10.4 --Preferred Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and among the Company and the Initial Purchasers. (3)

         10.5    --Fiber Lease and Innerduct Use Agreement, dated as of
                   February 23, 1998, by and between NEXTLINK Communications,
                   Inc. and Metromedia Fiber Network, Inc. (5)

         10.6 --Amendment No.1 to Fiber Lease and Innerduct Use Agreement, dated March 4, 1998, by and between NEXTLINK Communications,
                   Inc. and Metromedia Fiber Network, Inc. (5)

         10.7    --Agreement and Plan of Merger, dated as of January 14, 1999, among NEXTLINK Communications, Inc. WNP Communications, Inc. and PCO
                   Acquisition Corp. (7)

         10.8 --Registration Rights Agreement, dated January 14, 1999, between NEXTLINK Communications, Inc. and Thomas H. Jones, as Stockholder Representative for certain stockholders of WNP Communications, Inc. (7)

         21      --Subsidiaries of the Registrants.

         23      --Consent of Independent Public Accountants.

         27      --Financial Data Schedule.



         ---------------------
         (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975).

         (2) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).

         (3) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 33-04603 and 333-04603-01).

         (4) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).

         (5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Communication File Nos. 333-04603 and 333-04603-01).

         (6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. (Commission File No. 000-22939).

         (7) Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on January 19, 1999 (Commission File No. 000-22939).

         (8) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749).

     (b)  Reports on Form 8-K

          Current report on Form 8-K, filed December 8, 1998 regarding the ownership of INTERNEXT, LLC.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
NEXTLINK Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of NEXTLINK Communications, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEXTLINK Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 22, 1999

                        NEXTLINK COMMUNICATIONS, INC.
                         CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998            1997
                                                              ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents................................   $  319,496      $  389,074
  Marketable securities....................................    1,158,566         353,283
  Accounts receivable, net.................................       36,115          22,955
  Other current assets.....................................       16,480           7,355
  Pledged securities.......................................       21,500          41,425
                                                              ----------      ----------
    Total current assets...................................    1,552,157         814,092
Pledged securities.........................................           --          21,185
Property and equipment, net................................      594,408         253,653
Other assets, net..........................................      336,541         131,048
                                                              ----------      ----------
    Total assets...........................................   $2,483,106      $1,219,978
                                                              ----------      ----------
                                                              ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................................   $   61,175      $   26,776
  Accrued compensation.....................................       11,410           5,886
  Other accrued liabilities................................       33,646           7,196
  Accrued interest payable.................................       34,670          18,880
  Current portion of long-term obligations.................        2,755          10,844
                                                              ----------      ----------
    Total current liabilities..............................      143,656          69,582
Long-term debt.............................................    2,013,192         750,000
Other long-term liabilities................................       16,553          10,842
                                                              ----------      ----------
    Total liabilities......................................    2,173,401         830,424
Redeemable preferred stock, par value $0.01 per share,
 25,000,000 shares authorized; 14% Preferred, aggregate
 liquidation preference $371,199; 7,254,675 and 6,322,031
 shares issued and outstanding in 1998 and 1997,
 respectively; 6 1/2% Convertible Preferred, aggregate
 liquidation preference $200,000; 4,000,000 and 0 shares
 issued and outstanding in 1998 and 1997, respectively......     556,168         313,319
Class B common stock subject to redemption, par value
 $0.02 per share, 519,950 shares issued and outstanding
 in 1997...................................................           --           4,950
Shareholders' equity (deficit):
  Common stock, par value $0.02 per share, stated at
   amounts paid in; Class A, 110,334,000 shares
   authorized, 24,170,117 and 19,167,899 shares
   issued and outstanding in 1998 and 1997,
   respectively; Class B, 44,133,600 shares authorized,
   30,297,902 and 33,746,573 shares issued and
   outstanding in 1998 and 1997, respectively..............      354,525         330,561
  Deferred compensation....................................      (11,370)         (6,771)
  Accumulated deficit......................................     (589,618)       (252,505)
                                                              ----------      ----------
    Total shareholders' equity (deficit)...................     (246,463)         71,285
                                                              ----------      ----------
    Total liabilities and shareholders' equity (deficit)...   $2,483,106      $1,219,978
                                                              ----------      ----------
                                                              ----------      ----------

       See accompanying notes to consolidated financial statements.

                      NEXTLINK COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       1998            1997            1996
                                                    ----------      ----------      ----------
Revenue..........................................   $  139,667      $   57,579      $   25,686
Costs and expenses:
  Operating......................................      123,675          54,031          25,094
  Selling, general and administrative............      156,929          75,732          31,353
  Deferred compensation..........................        4,993           3,247           9,914
  Depreciation...................................       45,638          18,851           6,640
  Amortization...................................       14,616           8,339           3,700
                                                    ----------      ----------      ----------
    Total costs and expenses.....................      345,851         160,200          76,701
                                                    ----------      ----------      ----------
Loss from operations.............................     (206,184)       (102,621)        (51,015)
Interest income..................................       72,409          28,112          10,790
Interest expense.................................     (144,565)        (54,495)        (30,876)
                                                    ----------      ----------      ----------
Net loss.........................................   $ (278,340)     $ (129,004)     $  (71,101)
                                                    ----------      ----------      ----------
                                                    ----------      ----------      ----------
Preferred stock dividends and accretion of
 preferred stock redemption obligation,
 including issue costs...........................      (58,773)        (39,320)             --
                                                    ----------      ----------      ----------
Net loss applicable to common shares.............   $ (337,113)     $ (168,324)     $  (71,101)
                                                    ----------      ----------      ----------
                                                    ----------      ----------      ----------
Net loss per share (basic and diluted)...........   $    (6.26)     $    (3.91)     $    (1.81)
                                                    ----------      ----------      ----------
                                                    ----------      ----------      ----------
Shares used in computation of net loss per
 share (1996 amounts have been adjusted for
 conversion of membership units into shares
 of the Company's Class A and Class B common
 stock upon incorporation; see Note 9)...........   53,854,132      43,055,885      39,312,482
                                                    ----------      ----------      ----------
                                                    ----------      ----------      ----------

          See accompanying notes to consolidated financial statements.

                       NEXTLINK COMMUNICATIONS, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          (DOLLARS IN THOUSANDS)

                                                         COMMON STOCK
                                             ----------------------------------
                                                     SHARES
                                             -----------------------                DEFERRED    ACCUMULATED   MEMBERS'
                                              CLASS A      CLASS B      AMOUNT    COMPENSATION    DEFICIT     CAPITAL      TOTAL
                                             ----------   ----------   --------   ------------  -----------   --------   ---------
Balance at December 31, 1995................         --           --   $     --     $     --     $ (13,080)   $ 49,799   $  36,719
  Contributed capital.......................         --           --         --           --            --       9,502       9,502
  Issuance of units for NEXTLINK
   Ohio acquisition.........................         --           --         --           --            --         652         652
  Impact of recapitalization and
   merger of affiliates.....................         --           --         --           --            --       5,574       5,574
  Net loss..................................         --           --         --           --       (71,101)         --     (71,101)
                                             ----------   ----------   --------     --------     ---------    --------   ---------
Balance at December 31, 1996................         --           --         --           --       (84,181)     65,527     (18,654)
  Merger of NEXTLINK Communications,
   L.L.C. with  and into NEXTLINK
   Communications, Inc......................         --   36,165,259     65,527           --            --     (65,527)        --
  Conversion of Equity Option Plan
   into Stock Option Plan...................         --           --     15,363       (4,234)           --          --      11,129
  Issuance of compensatory stock options....         --           --      4,872       (4,872)           --          --          --
  Compensation attributable to stock
   options vesting..........................         --           --         --        2,335            --          --       2,335
  Issuance of common stock under leasing
   arrangement..............................    176,534           --      1,400           --            --          --       1,400
  Issuance of common stock through Stock
   Option Plan..............................    672,878      921,314        115           --            --          --         115
  Issuance of common stock in initial
   public offering.......................... 14,280,000           --    226,760           --            --          --     226,760
  Sale of common stock by selling
   shareholder in initial public offering...  3,200,000   (3,200,000)        --           --            --          --          --
  Issuance of common stock in acquisitions..    698,487           --     16,524           --            --          --      16,524
  Conversion of Class B common stock into
   Class A common stock.....................    140,000     (140,000)        --           --            --          --          --
  Cumulative redeemable preferred stock
   dividends and accretion of preferred
   stock redemption obligation, including
   issue costs..............................         --           --         --           --       (39,320)         --     (39,320)
  Net loss..................................         --           --         --           --      (129,004)         --    (129,004)
                                             ----------   ----------   --------     --------     ---------    --------   ---------
Balance at December 31, 1997................ 19,167,899   33,746,573    330,561       (6,771)     (252,505)         --      71,285
  Issuance of compensatory stock options....         --           --      9,592       (9,592)           --          --          --
  Compensation attributable to stock
   options vesting..........................         --           --         --        4,993            --          --       4,993
  Issuance of common stock through Stock
   Option and Employee Stock Purchase Plans.    844,285           --      3,695           --            --          --       3,695
  Issuance of common stock for purchase of
   minority interest........................         --      189,312      5,727           --            --          --       5,727
  Conversion of Class B common stock into
   Class A common stock.....................  4,157,933   (4,157,933)        --           --            --          --          --
  Termination of common stock redemption
   obligation...............................         --      519,950      4,950           --            --          --       4,950
  Cumulative redeemable preferred stock
   dividends and




   accretion of preferred stock redemption
   obligation, including issue costs........         --           --         --           --       (58,773)         --     (58,773)
  Net loss..................................         --           --         --           --      (278,340)         --    (278,340)
                                             ----------   ----------   --------     --------     ---------    --------   ---------
Balance at December 31, 1998................ 24,170,117   30,297,902   $354,525     $(11,370)    $(589,618)   $     --   $(246,463)
                                             ----------   ----------   --------     --------     ---------    --------   ---------
                                             ----------   ----------   --------     --------     ---------    --------   ---------

        See accompanying notes to consolidated financial statements.

                      NEXTLINK COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                   1998             1997             1996
                                                -----------      -----------      ---------
OPERATING ACTIVITIES:
Net loss.....................................   $  (278,340)     $  (129,004)     $ (71,101)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Deferred compensation expense..............         4,993            3,247          9,914
  Equity in loss of affiliates...............         3,677            2,544          1,100
  Depreciation and amortization..............        60,254           27,190         10,340
  Accretion of interest on senior notes......        28,869               --             --
Changes in assets and liabilities, net of
 effects from acquisitions:
  Accounts receivable........................       (13,160)         (11,206)        (1,659)
  Other current assets.......................        (4,996)          (4,778)           (42)
  Other long-term assets.....................       (16,179)          (1,208)        (1,430)
  Accounts payable...........................         5,742            4,116            993
  Accrued expenses and other liabilities.....        18,866            2,149          2,072
  Accrued interest payable...................        15,790            9,630          9,250
                                                -----------      -----------      ---------
Net cash used in operating activities........      (174,484)         (97,320)       (40,563)

INVESTING ACTIVITIES:
Purchase of property and equipment...........      (335,609)        (142,170)       (51,920)
Investment in assets of acquired businesses
 (net of cash  acquired).....................            --          (61,609)       (15,169)
Cash withdrawn from (placed into) escrow to
 be used in business acquisition.............            --            6,000         (6,000)
Assets acquired in network lease.............       (92,000)              --             --
Investments in unconsolidated affiliates.....       (80,836)          (6,766)        (4,953)
Purchase of pledged securities...............            --               --       (117,688)
Maturity of pledged securities...............        36,981           39,920         16,431
Purchase of marketable securities............    (4,699,018)      (2,100,916)      (839,481)
Sale of marketable securities................     3,893,735        1,795,346        791,768
                                                -----------      -----------      ---------
Net cash used in investing activities........    (1,276,747)        (470,195)      (227,012)

                                --Continued--

                        NEXTLINK COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                   1998             1997             1996
                                                -----------      -----------      ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable
 preferred stock.............................   $   193,824      $   274,000      $      --
Capital contributions........................            --               --          9,935
Proceeds from payable to affiliates..........            --               --         28,766
Repayment of payable to affiliates...........            --           (1,500)       (33,703)
Repayment of note payable and other
 obligations.................................       (11,417)          (7,865)          (771)
Dividends paid on convertible
 preferred stock.............................        (9,750)              --             --
Net proceeds from sale of common stock.......            --          226,760             --
Proceeds from sale of senior notes...........     1,234,323          400,000        350,000
Proceeds from issuance of common stock upon
 exercise of stock options...................         3,695              115             --
Costs incurred in connection with debt
 financing...................................       (29,022)         (11,728)       (11,195)
                                                -----------      -----------      ---------
Net cash provided by financing activities....     1,381,653          879,782        343,032
                                                -----------      -----------      ---------
Net increase (decrease) in cash and cash
 equivalents.................................       (69,578)         312,267         75,457

Cash and cash equivalents, beginning of year.       389,074           76,807          1,350
                                                -----------      -----------      ---------
Cash and cash equivalents, end of year.......   $   319,496      $   389,074      $  76,807
                                                -----------      -----------      ---------
                                                -----------      -----------      ---------

       See accompanying notes to consolidated financial statements.

                    NEXTLINK COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1997 AND 1996

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

     As the competitive local telecommunications service business is a capital intensive business, the Company's operations are subject to significant risks and uncertainties including competitive, financial, developmental operational, growth and expansion, technological, regulatory, and other risks associated with developing the Company's business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest of greater than 50%. The Company's investments in unconsolidated companies in which the Company has a 20% interest or more are accounted for on the equity method. Investments in entities in which the Company has voting interests of not more than 20% are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     MARKETABLE SECURITIES

     According to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are to be carried at fair value, with unrealized holding gains and losses reported as a separate component of comprehensive income, if significant. The Company's marketable securities consist of U.S. government and other securities with original maturities beyond three months. Of the marketable securities outstanding as of December 31, 1998, $546.2 million matures within one year.

     The Company's marketable securities, at amortized cost, consisted of the following (in thousands):

                                                                 December 31,
                                                            ---------------------
                                                               1998         1997
                                                            ---------    --------
     U.S. Government and agency notes and bonds..........  $  653,554    $203,945
     State and municipal notes and bonds.................      28,561          --
     Foreign government notes and bonds..................       7,016          --
     Corporate notes and bonds...........................     469,435     149,338
                                                           ----------    --------
                                                           $1,158,566    $353,283
                                                           ----------    --------
                                                           ----------    --------

The fair value of the Company's marketable securities approximated the carrying value as of December 31, 1998.

     PLEDGED SECURITIES

     In connection with the sale of 12 1/2% Senior Notes (see Note 6), a portion of the net proceeds was used to purchase a portfolio consisting of U.S. government securities, which mature at dates sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999. The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Direct costs of construction are capitalized, including $4,311,000, $1,793,000 and $853,000 of interest costs related to construction during 1998, 1997 and 1996, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Estimated useful lives of property and equipment are as follows:

     Telecommunications networks................   5-20 years
     Office equipment, furniture and other......   3-5 years
     Leasehold improvements.....................   the lesser of the estimated
                                                   useful lives or the
                                                   terms of the leases

     INTANGIBLE ASSETS

     Intangible assets primarily represent costs allocated in acquisitions to customer bases, software and related intellectual property and goodwill. Intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

     Customer bases.................................   5 years
     Software and related intellectual property.....   5 years
     Goodwill.......................................   15-20 years

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

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

     REVENUE RECOGNITION

     The Company recognizes revenue on telecommunications and enhanced communications services in the period that services are provided.

     NET LOSS PER SHARE

     Net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Accordingly, net loss per share amounts are based on the weighted average number of common shares outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, nominal issuances of shares and common stock equivalents during the twelve-month period preceding the Company's initial public offering have been included as if such shares were outstanding for all periods presented. All other common share equivalents are excluded from the calculation of net loss per share due to their antidilutive effect. Therefore, the weighted average number of common shares outstanding for basic and dilutive net loss per share calculations are equal for all periods presented.

     STOCK-BASED COMPENSATION

     As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to account for compensation cost associated with its stock option plans in accordance with APB Opinion No. 25.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral. The Company's allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA released Statement of Position 98-5,
"Reporting on the Costs of Start-up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have a material impact on the Company's financial position.

3.   ACQUISITIONS

     On November 1, 1997, the Company acquired all of the outstanding shares of Start Technologies Corporation (Start), a shared tenant services provider offering local and long distance services, Internet access and customer premise equipment management in Texas and Arizona. The Company paid consideration for the transaction consisting of $20.0 million in cash, 441,336 shares of Class A common stock, and the assumption of approximately $5.3 million of liabilities.

     On October 1, 1997, the Company acquired all of the outstanding shares of Chadwick Telecommunications Corporation (Chadwick), a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of the Company. The purchase price of the transaction consisted of a $5.0 million promissory note paid in January 1998, issuance of 257,151 shares of Class A common stock, and the repayment of long-term debt and other liabilities totaling $6.6 million. The merger agreement also provides for additional payments of up to a maximum of

192,863 shares of Class A common stock over a two-year period, with these payments being contingent upon the acquired operation achieving specified performance goals.

     On February 4, 1997, the Company acquired substantially all of the assets of Linkatel Pacific, L.P. (Linkatel), a Los Angeles-based competitive access telecommunications provider. At the time of the acquisition, Linkatel operated an 80-mile fiber optic telecommunications network covering several markets from the downtown Los Angeles area to the city of Irvine in Orange County. As part of the assets acquired, the Company obtained access to approximately 250 route miles of right-of-way, of which 190 miles have been completed, creating one network in Los Angeles and one network in the Orange County area. The Company has been providing competitive access services over these networks since the acquisition date and launched switched local and long distance services in July 1997. The total purchase price of $42.5 million consisted of a cash payment of $36.1 million, the repayment of debt of $5.6 million and the assumption of net liabilities of $0.8 million.

     In December 1996, the Company acquired ITC, a switched-based long distance reseller based in Salt Lake City, Utah. Consideration for the acquisition of ITC consisted of a cash payment of $4.0 million, of which $2.6 million was placed into escrow and paid during 1998, plus the issuance of 397,202 Class A Units of the Company valued at approximately $5.0 million, which were subsequently converted into 519,950 shares of the Company's Class B common stock.

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

                                                               1997        1996
                                                              -------     -------
       Fair value of tangible assets acquired
        and liabilities assumed............................   $12,525     $12,579
       Fair value of intangible assets acquired............    70,705      16,425
                                                              -------     -------
                                                              $83,230     $29,004
                                                              -------     -------
                                                              -------     -------
       Purchase price......................................   $83,230     $29,004
                                                              -------     -------
                                                              -------     -------

     The following unaudited condensed pro forma information presents the results of operations of the Company for the years ended December 31, 1997 and 1996 as if the above transactions had occurred on January 1, 1996 (in thousands):

                                                               1997        1996
                                                            ---------    --------
     Revenue.............................................   $  79,070    $ 58,050
     Net loss............................................   $(134,404)   $(74,423)
     Net loss per share..................................   $   (3.12)   $  (1.89)

     The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the purchases been made on January 1, 1996, or of the future anticipated results of operations of the combined companies.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following components (in thousands):

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
     Telecommunications networks..........................   $379,277     $189,629
     Office equipment, leasehold improvements,
      furniture and other.................................    107,991       38,979
                                                             --------     --------
                                                              487,268      228,608
     Less accumulated depreciation........................     81,212       36,417
                                                             --------     --------
                                                              406,056      192,191
     Network construction in progress.....................    188,352       61,462
                                                             --------     --------
                                                             $594,408     $253,653
                                                             --------     --------
                                                             --------     --------

     In February 1998, the Company entered into a 20-year capital lease for exclusive rights to multiple fibers and innerducts throughout New York, New Jersey, Connecticut, Pennsylvania, Delaware, Maryland and Washington D.C. The Company paid $97.0 million in the transaction, of which $5.0 million was paid for rights-of-way and $80.3 million was placed into escrow pending completion and delivery of segments of the network route to the Company. The payment was recorded as a long-term asset, and will be reclassified as property and equipment as portions of the network are completed. As of December 31, 1998, none of such segments had been completed. The Company has the option to renew the lease for two additional 10-year terms.

     5.   OTHER ASSETS

     Other assets consisted of the following components (in thousands):

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
     Customer bases.......................................   $ 53,397      $ 53,033
     Investments in unconsolidated affiliates.............     85,191         8,021
     Financing costs......................................     50,572        21,552
     Assets acquired in network lease.....................     92,000            --
     Goodwill.............................................     62,330        56,603
     Other non-current assets.............................     27,886         8,415
                                                             --------      --------
                                                              371,376       147,624
     Less accumulated amortization........................     34,835        16,576
                                                             --------      --------
                                                             $336,541      $131,048
                                                             --------      --------
                                                             --------      --------

     Investments in unconsolidated affiliates consisted of the following:

     In January 1998, the Company and Nextel Communications, Inc., a nationwide provider of wireless telephone services, formed a joint venture called NEXTBAND Communications, L.L.C., which is owned 50% each by the Company and Nextel. NEXTBAND was the successful bidder in 42 markets covering approximately 105 million POPs, or persons located within the licensed areas owned, in the FCC's local multipoint distribution service (LMDS) auctions, which concluded in March 1998.

The Company has contributed $67.4 million to NEXTBAND, representing its pro rata share of NEXTBAND's total bid in the LMDS auctions. In January 1999, the Company announced an agreement in principle to acquire Nextel's 50% interest in NEXTBAND (see Note 17).

     In July 1998, the Company announced the formation of INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River. INTERNEXT has entered into an agreement with Level 3 Communications, LLC. Level
3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. To date, the Company has contributed $13.5 million to INTERNEXT.

     The Company's investments in unconsolidated affiliates also include (i) a 40% investment in Telecommunications of Nevada, L.L.C., which operates a fiber optic telecommunications network that is managed by the Company in Las Vegas, Nevada and (ii) a $3.7 million investment in convertible preferred stock of Intermind Corporation (Intermind). Intermind has developed and patented an interactive communications tool for the World Wide Web and intranet applications.


6.   LONG-TERM DEBT

     Long-term debt consisted of the following components (in thousands):

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    1998          1997
                                                                 ----------     --------
     Senior Notes, 10 3/4%, due November 15, 2008........        $  500,000     $    --
     Senior Discount Notes, 9.45%, due April 15, 2008....           428,813          --
     Senior Notes, 9%, due March 15, 2008................           334,379          --
     Senior Notes, 9 5/8%, due October 1, 2007...........           400,000      400,000
     Senior Notes, 12 1/2%, due April 15, 2006...........           350,000      350,000
                                                                 ----------     --------
                                                                 $2,013,192     $750,000
                                                                 ----------     --------
                                                                 ----------     --------

     On November 12, 1998, the Company completed the sale of $500.0 million in aggregate principal amount of 10 3/4% Senior Notes due November 15, 2008
(10 3/4% Senior Notes). Proceeds from the sale net of underwriting commissions, advisory fees and expenses totaled approximately $488.5 million. Interest payments on the notes are due semi-annually, beginning May 15, 1999. The 10 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning November 15, 2003 at established redemption prices which decline to 100% of the stated principal amount thereof by November 12, 2006. As of December 31, 1998, the carrying value of the 10 3/4% Senior Notes approximated fair value.

     On April 1, 1998, the Company completed the sale of 9.45% Senior
Discount Notes due April 15, 2008, (9.45% Notes). The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds to the Company of approximately $400.0 million. Proceeds net of underwriting commissions, advisory fees and expenses totaled $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003. The 9.45% Notes are redeemable at the option of the Company, in whole or in part, at any time after April 15, 2003 at established redemption prices, which decline to 100% of the stated principal amount thereof by April 1, 2006. As of December 31, 1998, the fair value of the 9.45% Notes was approximately $406.1 million.

     On March 3, 1998, the Company completed the sale of $335.0 million in aggregate principal amount of 9% Senior Notes due March 15, 2008 (9% Senior Notes). Proceeds from the sale net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003 at established redemption prices which decline to 100% of the stated principal amount thereof by March 3, 2006. As of December 31, 1998, the fair value of the 9% Senior Notes was approximately $301.7 million.

     On October 1, 1997, the Company sold $400.0 million in aggregate principal amount of 9 5/8% Senior Notes due October 1, 2007, which, after deducting issue costs, resulted in net proceeds to the Company of $388.5 million. Interest payments on the 9 5/8% Senior Notes are due semi-annually. The 9 5/8% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at established redemption prices which decline to 100% of the stated principal amount thereof by October 1, 2005. As of December 31, 1998, the fair value of the 9 5/8% Senior Notes was approximately $375.3 million.

     On April 25, 1996, the Company completed the sale and issuance of $350.0 million in principal amount of 12 1/2% Senior Notes due April 15, 2006. The Company used $117.7 million of the gross proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999 and used an additional $32.2 million to repay advances and accrued interest from Eagle River. In addition, the Company incurred costs of $9.8 million in connection with the financing (including underwriter discounts and commissions). Interest payments on the 12 1/2% Senior Notes are due semi-annually. The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at established redemption prices which decline to 100% of the stated principal amount thereof by April 15, 2004. As of December 31, 1998, the fair value of the 12 1/2% Senior Notes was approximately $379.9 million.

     The indentures pursuant to which the 10 3/4% Senior Notes, the 9%
Senior Notes, the 9.45% Notes, the 9 5/8% Senior Notes, and the 12 1/2% Senior Notes (collectively referred to as the Notes) are issued contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. In addition, under the indenture pursuant to which the 10 3/4%, Senior Notes were issued, the Company agreed to use the net proceeds from the sale of the 10 3/4% Senior Notes for expenditures relating to the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures to fund similar expenditures.

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

7.   REDEEMABLE PREFERRED STOCK

     On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% cumulative convertible preferred stock (6 1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $193.8 million. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 1.145 shares of the Company's Class A common stock (subject to adjustments in certain circumstances). The Company may cause such conversion rights to expire if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period after April 15, 2001 and through April 15, 2006. Dividends on the 6 1/2%

Preferred Stock accrue from March 31, 1998 and are payable in cash quarterly, at an annual rate of 6 1/2% of the liquidation preference thereof. The Company is required to redeem all of the 6 1/2% Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. As of December 31, 1998, the fair value of the 6 1/2% Preferred Stock was approximately $146.0 million.

     On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (14% Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998, which resulted in gross proceeds to the Company of $285.0 million, and proceeds net of underwriting discounts, advisory fees and expenses of $274.0 million. The contingent warrants expired unused on October 31, 1997 (30 days after the Company's initial public offering of its Class A common stock). Dividends on the 14% Preferred Shares accrue from January 31, 1997 and are payable quarterly, at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional 14% Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the 14% Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. As of December 31, 1998, the fair value of the 14% Preferred Shares was approximately $340.1 million.

     Subject to certain conditions, the 14% Preferred Shares are exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the Senior Subordinated Notes would be substantially the same as those of the Company's outstanding 12 1/2% Senior Notes.

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

     Components of deferred tax assets and liabilities were as follows (in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1998          1997
                                                                    ---------     --------
     Deferred tax assets:
       Provisions not currently deductible.......................   $   3,004     $  1,191
       Property, equipment and other long term assets  (net).....      47,613        7,624
       Net operating loss carryforwards..........................     119,292       47,734
                                                                    ---------     --------
     Total deferred tax assets...................................     169,909       56,549
     Valuation allowance.........................................    (148,953)     (34,064)
                                                                    ---------     --------
                                                                       20,956       22,485
     Deferred tax liabilities:
       Property, equipment and other long term assets (net)......     (19,513)     (21,873)
       Other.....................................................      (1,443)        (612)
                                                                    ---------     --------
     Total deferred tax liabilities..............................     (20,956)     (22,485)
                                                                    ---------     --------
     Net deferred taxes..........................................   $      --     $     --
                                                                    ---------     --------
                                                                    ---------     --------

     The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $114.9 million and $34.1 million, respectively.

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $298.2 million, of which $119.3 million and $178.9 million expire in 2012 and 2018, respectively.

     A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                            1998         1997
                                                           ------       ------
     Statutory rate.....................................    34.0%        34.0%
     State income taxes, net of federal benefit.........     6.0%         6.0%
     Conversion to C corporation........................      --         (1.9%)
     Valuation allowance for deferred tax assets........   (40.0%)      (26.2%)
     Purchase acquisitions..............................      --        (11.9%)
                                                           ------       ------
                                                              --%          --%
                                                           ------       ------
                                                           ------       ------

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

     Prior to January 31, 1997, the Company's limited liability company agreement provided for both Class A and Class B membership interests in the Company. Class A Unit holders were entitled to a preferred return on their investment in the Company plus a return of their capital upon the dissolution of the Company. Class B Units were granted in connection with the Company's Amended and Restated Equity Option Plan. Although Class B Units, when exercised, constituted an ownership interest in the Company, the interest was limited to the appreciation in the value of the Company, or the distributable profits interest, if any, of the Company.

10.  PRO FORMA NET LOSS PER SHARE

     Shares used in the computation of net loss per share amounts were calculated as follows:

                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
     Weighted average common shares outstanding............   53,854,132    41,144,275    36,208,588
     Nominal issuances during the 12 month period prior
      to the Company's filing of its IPO, treated as if
      outstanding for all periods presented................           --     1,911,610     3,103,894
                                                              ----------    ----------    ----------
     Shares used in computation of net loss per share......   53,854,132    43,055,885    39,312,482
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------

11.  STOCK OPTIONS

     The Company maintains the NEXTLINK Communications, Inc. Stock Option
Plan (the Plan) to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. The Company has reserved 9,854,696 shares of Class A common stock for issuance under the Plan. The options become exercisable over vesting periods of up to four years and expire no later than 10 years after the date of grant.

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

     Prior to February 1997, the Company maintained an Equity Option Plan, which provided for the granting of equity option interests in the Company. These option grants were considered compensatory and were accounted for similar to stock appreciation rights. The Company recognized compensation expense over the vesting periods based on the excess of the fair value of the equity option interests, as determined by the Administrative Committee, over the exercise price of the option interests. Such expense was periodically adjusted for changes in the fair value of the equity interest units. The Equity Option Plan was replaced by the Plan upon incorporation of the Company (see Note 9). All options outstanding under the Equity Option Plan were regranted under the Plan with terms and conditions substantially the same as under the Equity Option Plan, except that option holders no longer have the option to require the Company to repurchase units for cash upon exercise of such units, nor does the Company have the option to repurchase exercised units for cash. The regranted options also maintained their original expiration periods of 15 years after the date of grant. In connection with the regranting of options under the new Plan, the Company reclassified the deferred compensation liability relating to compensatory options issued under the Equity Option Plan to common stock, stated at amounts paid in. The remaining, unrecognized compensation expense attributable to these compensatory options was also recorded as deferred compensation, a contra-equity balance, and will be recognized over the remaining vesting periods of the options.

     The Company recorded approximately $4,993,000 and $2,335,000 of deferred compensation expense related to the Plan for the years ended, December 31, 1998 and 1997, respectively. During 1997 and 1996, the Company recorded approximately $892,000 and $9,914,000 of deferred compensation expense related to the Equity Option Plan, respectively.

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the Plan and the Equity Option Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows (in thousands, except per share amounts):

                                                                  1998         1997          1996
                                                               ---------     ---------     --------
     Net loss applicable to common shares - as reported......  $(337,113)    $(168,324)    $(71,101)
     Net loss applicable to common shares - pro forma........  $(353,466)    $(182,571)    $(64,512)
     Net loss per share - as reported........................  $   (6.26)    $   (3.91)    $  (1.81)
     Net loss per share - pro forma..........................  $   (6.56)    $   (4.24)    $  (1.64)

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

                                                                    1998         1997          1996
                                                                  -------      -------       -------
     Expected volatility.....................................       70.0%         45.0%        45.0%
     Risk free interest rate.................................       5.04%         6.11%        6.12%
     Expected life (range in years)..........................    2.0-4.0       3.0-5.0      3.0-5.0

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $15.71, $5.94 and $6.87, respectively.

     Information with respect to the Plan and the Equity Option Plan is as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                    SHARES SUBJECT     OPTION PRICE      EXERCISE
                                                       TO OPTION           RANGE           PRICE
                                                    --------------     -------------     --------
     Options outstanding at December 31, 1995.....     1,594,471       $0.02              $ 0.02
       Granted....................................       455,018       $0.02 -  7.93      $ 1.93
       Canceled...................................       (44,843)      $0.02              $ 0.02
                                                       ---------
     Options outstanding at December 31, 1996.....     2,004,646       $0.02 -  7.93      $ 0.45
       Granted....................................     2,569,156       $7.93 - 26.50      $ 9.24
       Canceled...................................      (205,398)      $0.02 - 21.31      $ 1.19
       Exercised..................................      (672,878)      $0.02 -  7.93      $ 0.18
                                                       ---------
     Options outstanding at December 31, 1997.....     3,695,526       $0.02 - 26.50      $ 6.45
       Granted....................................     7,714,430       $7.93 - 40.50      $27.83
       Canceled...................................      (796,805)      $0.02 - 37.88      $16.22
       Exercised..................................      (796,855)      $0.02 - 32.13      $ 2.98
                                                       ---------
     Options outstanding at December 31, 1998.....     9,816,296       $0.02-  40.50      $22.74
                                                       ---------
                                                       ---------

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           -------------------------------------       -----------------------
                                                        WEIGHTED                      WEIGHTED
                                           REMAINING     AVERAGE                       AVERAGE
     RANGE OF EXERCISE       OPTIONS      CONTRACTUAL   EXERCISE         OPTIONS      EXERCISE
          PRICES           OUTSTANDING        LIFE        PRICE        EXERCISABLE     PRICE
     -----------------     -----------    -----------   --------       -----------    --------
    $ 0.02 - $10.99         2,194,851          9.5       $ 5.93          604,499       $ 5.62


    $11.00 - $24.99         3,989,371          9.3       $22.88          322,839       $22.01
    $25.00 - $34.99         1,979,445          9.7       $29.90           29,912       $30.56
    $35.00 - $40.50         1,652,629          9.6       $36.09          150,097       $36.07

     At December 31, 1998, there were no shares of Class A common stock available for future grants. The Board of Directors, however, had authorized an increase of 6,000,000 in the number of shares that may be issued pursuant to options under the Plan, subject to shareholder approval. The Company has received a written consent approving the Board's action from a stockholder that holds shares representing more than the minimum number of votes necessary for such approval. The increase in authorized shares will be effective following notification of the action to all stockholders pursuant to Delaware law and SEC regulations.

12.  EMPLOYEE STOCK PURCHASE PLAN

     Effective July 1, 1998, the Company adopted the Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, the Company has authorized the issuance of 3,000,000 Class A common shares, which allows eligible employees of the Company to purchase common shares of the Company at 85% of the simple average of the fair value of the common stock on the first and the last trading day of each month. Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Purchase Plan. Employees purchased 55,967 shares of Class A Common Stock under the Purchase Plan during 1998.

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Supplemental disclosure of the Company's cash flow information is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1998         1997        1996
                                                                  --------     -------     -------
     Noncash financing and investing activities were as follows:
       Class A common stock issued in acquisitions and
        under lease arrangement ...............................   $     --     $17,924     $    --
       Redeemable preferred stock dividends, paid in
        redeemable preferred shares............................   $ 46,632     $31,102     $    --
       Accrued redeemable preferred stock dividends,
        payable in redeemable preferred shares, and
        accretion of preferred stock redemption obligation.....   $  2,391     $ 8,218     $    --
       Issuance of notes payable and assumption of
        liabilities in acquisitions............................   $     --     $21,280     $ 8,228
       Issuance of Class B common stock for purchase of
        minority interest......................................   $  5,727     $    --     $    --
       Other long term obligations assumed.....................   $ 10,139     $ 4,725     $ 1,377
       Goodwill and members' equity recorded upon merger
        of affiliates..........................................   $     --     $    --     $ 8,481
       Exchange of minority interests for Class A units........   $     --     $    --     $ 2,667
     Cash paid for interest....................................   $100,551     $44,865     $20,912

14.  LEASES

     The Company is leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2028.

     Future minimum lease commitments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1998 were as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     1999............................................    $ 16,202
     2000............................................      15,991
     2001............................................      15,910
     2002............................................      15,625
     2003............................................      12,930
     Thereafter......................................      71,844
                                                         --------
     Total minimum lease commitments.................    $148,502
                                                         --------
                                                         --------

     Rent expense totaled approximately $13,335,000, $6,376,000 and $2,248,000 in 1998, 1997 and 1996, respectively.

15.  OPERATING SEGMENTS

     REPORTABLE SEGMENTS

     The Company has two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": a switched telecommunication services segment and an Interactive Voice Response, or IVR, service segment. The switched telecommunications services segment is the Company's largest segment and includes operations relating to the Company's bundled local and long distance switched services, dedicated services, and long distance services. These services have similar network operations and technology requirements and are sold through identical sales channels to a targeted customer base. Therefore, the Company manages these services as a single segment that is divided into geographic profit centers, or markets, within the United States. The Company's IVR services manages an IVR platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and, by following a customized menu, access a variety of information. Simultaneously, a profile of the caller is left behind for either the Company's or its customers' use. The Company manages its IVR operations as a separate segment due to differences in technology requirements, sales and marketing strategy, and targeted customer base.

     The accounting policies followed by these segments are consistent with those described in Note 2. There are no significant intersegment transactions. The Company does not allocate overhead expenses generated by its headquarters to individual segments.

     The Company's IVR segment contributed the following percentages to the Company's total:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                   1998       1997       1996
                                                   -----      -----      -----

     Revenue.....................................  15.4%      27.3%      51.7%
     Net loss (excluding corporate overhead).....    .7%       3.6%       2.4%
     Total assets................................    .8%       1.8%       4.5%

     PRODUCTS AND SERVICES

     The Company groups its products and services offered by its switched telecommunications services segment into CLEC services, shared tenant services, long distance telephone services and enhanced services. Revenues from the IVR services segment are included in the enhanced services product group. The revenues generated by the Company's products and services were as follows (in thousands):

                                                     1998         1997       1996
                                                   --------     -------     -------
     CLEC services..............................   $ 76,654     $20,342     $ 9,778
     Shared tenant services.....................     12,781       2,018          --
     Long distance telephone services...........     26,937      16,478         953
     Enhanced services..........................     23,295      18,741      14,955
                                                   --------     -------     -------
     Total revenue..............................   $139,667     $57,579     $25,686
                                                   --------     -------     -------
                                                   --------     -------     -------

16.  SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized quarterly financial information for the year was as follows (in thousands, except per share amounts):

                                                                             1998
                                                     --------------------------------------------------
                                                       FIRST         SECOND        THIRD         FOURTH
                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                     --------      --------      --------      ---------
     Revenue.....................................    $ 26,545      $ 32,030      $ 37,817      $  43,275
     Loss from operations........................     (40,769)      (45,057)      (53,074)       (67,284)
     Net loss....................................     (52,312)      (60,573)      (68,949)       (96,506)
     Net loss applicable to common shares........     (63,863)      (75,901)      (84,683)      (112,666)
     Net loss per share..........................       (1.19)        (1.42)        (1.57)         (2.07)

                                                                             1997
                                                     --------------------------------------------------
                                                       FIRST         SECOND        THIRD         FOURTH
                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                     --------      --------      --------      --------
     Revenue                                         $ 10,067      $ 11,601      $ 13,390      $ 22,521
     Loss from operations........................     (18,409)      (21,013)      (25,707)      (37,492)
     Net loss....................................     (24,423)      (26,348)      (31,585)      (46,648)
     Net loss applicable to common shares........     (31,226)      (36,898)      (42,383)      (57,817)
     Net loss per share..........................       (0.79)        (0.94)        (1.08)        (1.09)

17.  SUBSEQUENT EVENTS

     ACQUISITIONS

     In January 1999, the Company entered into an agreement to acquire WNP Communications, Inc. (WNP) for approximately $695.0 million, payable in cash and Class A common stock. Of this amount, approximately $152.9 million will be paid to the FCC for license charges. The Company will receive WNP's 39 A block LMDS wireless licenses covering 98 million POPs and one B block LMDS wireless license covering 16 million POPs. The Company plans to use the licenses to build fixed wireless extensions to its local fiber optic networks planned to cover most major cities in the United States. The agreement is subject to Federal regulatory approvals.

     Also in January 1999, the Company announced an agreement in principle to acquire Nextel's 50% interest in NEXTBAND for approximately $137.7 million. NEXTBAND owns 13 A block LMDS licenses and 29 B block licenses.

     STRATEGIC AGREEMENT

     In January 1999, the Company entered into a strategic agreement with Covad Communications Group, Inc. (Covad). Pursuant to this agreement, the Company will become a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. The Company has also invested $20.0 million in Covad under this agreement, and Covad will become the Company's preferred provider of DSL services. Covad is a leading provider of high-speed digital communications services using DSL technology.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NEXTLINK Capital, Inc.:

     We have audited the accompanying balance sheets of NEXTLINK Capital, Inc. (a Washington Corporation) as of December 31, 1998 and 1997. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

     In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NEXTLINK Capital, Inc. as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 22, 1999

                           NEXTLINK CAPITAL, INC.
                               BALANCE SHEETS

                                                            DECEMBER 31,
                                                           1998      1997
                                                           ----      ----
ASSETS
Cash in bank.........................................      $100      $100
                                                           ----      ----
                                                           ----      ----
SHAREHOLDER'S EQUITY
Common stock, no par value,
 1,000 shares authorized, issued and outstanding.....      $100      $100
                                                           ----      ----
                                                           ----      ----

                           NEXTLINK CAPITAL, INC.
                           NOTE TO BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

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

                                        NEXTLINK Communications, Inc.


Date: March 29, 1999                    By: /s/ Steven W. Hooper
                                            --------------------------------
                                            Steven W. Hooper
                                            Chief Executive Officer
                                            Chairman of the Board of Directors


                                        NEXTLINK Capital, Inc.


Date: March 29, 1999                    By: /s/ Steven W. Hooper
                                            --------------------------------
                                            Steven W. Hooper
                                            Chief Executive Officer
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1999 by the following persons on behalf of the Registrants and in the capacities indicated:

         NAME                                                  TITLE
         By: /s/ Steven W. Hooper                              Chief Executive Officer
             ----------------------------------------          (Principal Executive Officer)
             Steven W. Hooper                                  Chairman of the Board of Directors


         By: /s/Kathleen H. Iskra                              Vice President
             ----------------------------------------          Chief Financial Officer
             Kathleen H. Iskra                                 (Principal Financial Officer and
                                                               Principal Accounting Officer)

         By: /s/ Wayne M. Perry                                Vice Chairman of the Board
             ----------------------------------------
             Wayne M. Perry

         By: /s/ Craig O. McCaw                                Director
             ----------------------------------------
             Craig O. McCaw

         By: /s/ Dennis Weibling                               Director
             ----------------------------------------
             Dennis Weibling

         By: /s/ William A. Hoglund                            Director
             ----------------------------------------
             William A. Hoglund

         By: /s/ Sharon L. Nelson                              Director
             ----------------------------------------
             Sharon L. Nelson

         By:                                                   Director
             ----------------------------------------
             Jeffrey S. Raikes

         BY: /s/ Gregory J. Parker                             Director
             ----------------------------------------
             Gregory J. Parker

         BY: /s/ Nicolas Kauser                                Director
             ----------------------------------------
             Nicolas Kauser