Form 10-Q
period 1999-03-31
NEXTLINK COMMUNICATIONS INC / DE
filed 1999-05-14
CIK 1015126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                        Commission file number: 000-22939


                          NEXTLINK Communications, Inc.
                             NEXTLINK CAPITAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          91-1738221
         Washington                                         91-1716062
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


500 108th Avenue NE, Suite 2200, Bellevue, WA                     98004
------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


                                 (425) 519-8900
------------------------------------------------------------------------------
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

As of April 29, 1999, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 31,523,128 and 29,184,372 , respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.        FINANCIAL INFORMATION

Item 1(a).     FINANCIAL STATEMENTS

                          NEXTLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  (AMOUNTS AS OF MARCH 31, 1999 ARE UNAUDITED)


                                                                            MARCH 31,                DECEMBER 31,
                                                                              1999                       1998
                                                                         ----------------          -----------------
                                ASSETS
Current assets:
     Cash and cash equivalents.....................................        $     388,696             $     319,496
     Marketable securities.........................................              855,710                 1,158,566
     Accounts receivable, net......................................               46,823                    36,115
     Other current assets..........................................               19,016                    16,480
     Pledged securities............................................               21,821                    21,500
                                                                           -------------             -------------
         Total current assets......................................            1,332,066                 1,552,157
Property and equipment, net........................................              701,546                   594,408
Investment in equity securities....................................              139,810                        --
Other assets, net..................................................              333,256                   336,541
                                                                           -------------             -------------
         Total assets..............................................        $   2,506,678             $   2,483,106
                                                                           -------------             -------------
                                                                           -------------             -------------

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable..............................................        $      39,976             $      61,175
     Accrued expenses..............................................               32,829                    45,056
     Accrued interest payable......................................               61,105                    34,670
     Current portion of long-term obligations......................                2,760                     2,755
                                                                           -------------             -------------
         Total current liabilities.................................              136,670                   143,656
Long-term debt.....................................................            2,023,032                 2,013,192
Other long-term liabilities........................................               16,304                    16,553
                                                                           -------------             -------------
         Total liabilities.........................................            2,176,006                 2,173,401
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation preference
   $384,191, 7,508,588 and 7,254,675 shares issued and outstanding in
   1999 and 1998, respectively; 6 1/2% Convertible Preferred, aggregate liquidation preference $200,000; 4,000,000 shares issued and
   outstanding in 1999 and 1998, respectively......................              569,518                   556,168
Shareholders' deficit:
     Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 110,334,000 shares authorized, 25,712,771 and
       24,170,117 shares issued and outstanding in 1999 and 1998, respectively; Class B, 44,133,600 shares authorized, 29,184,372 and 30,297,902 shares issued and outstanding in 1999 and 1998,
       respectively................................................              360,213                   354,525
     Deferred compensation.........................................              (10,399)                  (11,370)
     Accumulated other comprehensive income........................              119,844                        --
     Accumulated deficit...........................................             (708,504)                 (589,618)
                                                                           -------------             -------------
         Total shareholders' deficit...............................             (238,846)                 (246,463)
                                                                           -------------             --------------
         Total liabilities and shareholders' deficit...............        $   2,506,678             $   2,483,106
                                                                           -------------             --------------
                                                                           -------------             --------------

         See accompanying notes to unaudited interim consolidated
                          financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                         ------------------------------------------
                                                                               1999                     1998
                                                                         -----------------        -----------------
Revenue............................................................        $      48,586            $    26,545

Costs and expenses:
  Operating........................................................               43,699                 24,550
  Selling, general and administrative..............................               52,334                 31,957
  Deferred compensation............................................                1,059                    624
  Depreciation.....................................................               19,037                  6,494
  Amortization.....................................................                3,816                  3,689
                                                                           -------------            -----------
       Total costs and expenses....................................              119,945                 67,314
                                                                           -------------            -----------
Loss from operations...............................................              (71,359)               (40,769)

Interest income....................................................               19,763                 11,735
Interest expense...................................................              (50,690)               (23,278)
                                                                           -------------            -----------
Net loss...........................................................        $    (102,286)           $   (52,312)
                                                                           -------------            -----------
                                                                           -------------            -----------

Preferred stock dividends and accretion of preferred stock
  redemption obligation, including issue costs.....................              (16,600)               (11,551)
                                                                           -------------            -----------
Net loss applicable to common shares...............................        $    (118,886)           $   (63,863)
                                                                           -------------            -----------
                                                                           -------------            -----------

Net loss per share (basic and diluted).............................        $      (2.17)            $     (1.19)
                                                                           -------------            -----------
                                                                           -------------            -----------

Shares used in computation of net loss per share...................           54,757,953             53,482,222
                                                                           -------------            -----------
                                                                           -------------            -----------

         See accompanying notes to unaudited interim consolidated
                          financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------
OPERATING ACTIVITIES:
Net loss............................................................      $   (102,286)             $    (52,312)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred compensation expense..................................             1,059                       624
     Equity in loss of affiliate....................................             1,012                       723
     Depreciation and amortization..................................            22,853                    10,183
     Accretion of interest on senior notes..........................             9,840                        --
Changes in assets and liabilities:
     Accounts receivable............................................           (10,708)                      591
     Other assets...................................................            (4,400)                   (7,940)
     Accounts payable...............................................           (32,546)                   (1,946)
     Accrued expenses and other liabilities.........................           (14,330)                    5,316
     Accrued interest payable.......................................            26,435                    22,697
                                                                          ------------              ------------
Net cash used in operating activities...............................          (103,071)                  (22,064)

INVESTING ACTIVITIES:
Purchase of property and equipment..................................          (112,051)                  (44,501)
Assets acquired in network lease agreement..........................                --                   (92,000)
Contribution to NEXTBAND for purchase of spectrum licenses..........                --                   (25,000)
Purchase of marketable securities...................................        (1,132,957)               (1,248,157)
Sale of marketable securities.......................................         1,415,847                   968,757
                                                                          ------------              ------------
Net cash provided by (used in) investing activities.................           170,839                  (440,901)

                                 -- Continued --

                          NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock............      $         --              $    193,900
Repayment of note payable and other obligations.....................              (918)                   (9,008)
Proceeds from issuance of common stock upon exercise of stock options            5,600                       235
Dividends paid on convertible preferred stock.......................            (3,250)                       --
Proceeds from issuance of senior notes (net of discount)............                --                   334,328
Costs incurred in connection with financing.........................                --                    (7,537)
                                                                          ------------              -------------
Net cash provided by financing activities...........................             1,432                   511,918
                                                                          ------------              -------------
Net increase in cash and cash equivalents...........................            69,200                    48,953

Cash and cash equivalents, beginning of period......................           319,496                   389,074
                                                                          ------------              -------------
Cash and cash equivalents, end of period............................      $    388,696              $    438,027
                                                                          ------------              -------------
                                                                          ------------              -------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
     Redeemable preferred stock dividends, paid in redeemable
       preferred shares.............................................      $      3,250              $     11,064
                                                                          ------------              -------------
                                                                          ------------              -------------
     Accrued redeemable preferred stock dividends, payable in
       redeemable preferred shares, and accretion of preferred stock
       redemption obligation and issue costs........................      $     13,350              $        488
                                                                          ------------              -------------
                                                                          ------------              -------------
     Accrued contribution to NEXTBAND for purchase of spectrum
       licenses.....................................................      $         --              $     42,354
                                                                          ------------              -------------
                                                                          ------------              -------------
Cash paid for interest............................................        $     15,959              $        587
                                                                          ------------              -------------
                                                                          ------------              -------------


         See accompanying notes to unaudited interim consolidated
                          financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed on September 16, 1994 and, through its subsidiaries, provides high-quality telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C. (Eagle River).

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

     The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   STRATEGIC AGREEMENT

     In January 1999, the Company entered into a strategic agreement with Covad Communications Group, Inc. (Covad). Pursuant to this agreement, the Company will become a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. The Company has also invested $20.0 million in Covad under this agreement, and Covad will become the Company's preferred provider of DSL services where the Company elects not to provide its own such services. Covad is a leading provider of high-speed digital communications services using DSL technology.

     For the three months ended March 31, 1999, the Company's unrealized gain on its $20.0 million equity investment in Covad was $119.8 million. This unrealized gain was reported as "other comprehensive income" in accordance with SFAS No. 130, "Reporting Comprehensive Income".

3.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

4.   REPORTABLE SEGMENTS

     The Company's interactive voice response segment contributed the following percentages to the Company's total:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                           1999            1998
                                                                        ------------    ------------
     Revenue.........................................................        9.8%           17.7%
     Net loss (excluding corporate overhead).........................        2.4%            1.2%

5.   SUBSEQUENT EVENTS

     ACQUISITIONS

     In April 1999, NEXTLINK acquired WNP Communications, Inc. for $698.2 million. Of this amount, $157.7 million was paid in cash to the FCC for license fees, including interest. The remainder was paid to stockholders of WNP, and consisted of $190.1 million in cash and 5,715,831 shares of Class A common stock. In this transaction, the Company acquired 39 A block LMDS wireless licenses covering an area where approximately 98 million people live or work and one B block LMDS wireless license covering an area where approximately 16 million people live or work. The Company plans to use the fixed wireless licenses acquired in the WNP transaction to extend the reach of its fiber networks and to connect additional customers directly to its fiber networks.

     In March 1999, the Company entered into a definitive agreement with Nextel Communications, Inc. to acquire Nextel's 50% interest in NEXTBAND for approximately $137.7 million. NEXTBAND owns 13 A block LMDS licenses and 29 B block licenses. This transaction has not yet closed.

     FINANCINGS

     On May 5, 1999, NEXTLINK and certain NEXTLINK stockholders filed a registration statement offering 8,600,000 shares of Class A common stock to the public. Of the total shares to be offered, the Company is offering 4,982,050 newly issued shares of Class A common stock, and certain selling stockholders are offering 3,617,950 shares of Class A common stock already owned.

     On May 5, 1999, NEXTLINK also filed a registration statement concurrently offering approximately $750.0 million in Senior and Senior Discount Notes, due 2009. The proposed sales of the Company's Class A common stock and Senior and Senior Discount Notes due 2009 are not contingent on one another.

PART I.        FINANCIAL INFORMATION

Item 1(b).     FINANCIAL STATEMENTS

                             NEXTLINK CAPITAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                              MARCH 31,              DECEMBER 31,
                                                                                 1999                    1998
                                                                           -----------------       -----------------
ASSETS
Cash in bank...........................................................      $         100           $       100
                                                                             -------------           -----------
                                                                             -------------           -----------

SHAREHOLDER'S EQUITY
Common stock, no par value,
     1,000 shares authorized, issued and outstanding...................      $         100           $       100
                                                                             -------------           -----------
                                                                             -------------           -----------

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

2.   BASIS OF PRESENTATION

     The interim financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

PART I.        FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since 1996, we have provided high-quality telecommunications services to the rapidly growing business market. To serve our customers' broad and expanding telecommunications needs, we have assembled a unique collection of high-bandwidth, local and national network assets. We intend to integrate these assets into a seamless network that will support the most advanced communications technologies available, and make us the provider best positioned to deliver the broad variety of data and voice applications our customers require.

     To accomplish this:

     - we have built 23 high bandwidth, or broadband, local networks in 14 states, generally located in the central business districts of the cities we serve, and we are continuing to build additional networks;

     - we have become the nation's largest holder of broadband fixed wireless spectrum with FCC licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

     - we have acquired exclusive interests in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities, including all of the largest cities that our current and planned local networks serve.

     We currently operate local networks in 38 cities. We serve larger cities, such as New York, Los Angeles, Chicago, Atlanta, the San Francisco Bay Area, Denver, Dallas and Miami, medium-sized markets, such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. We are currently building additional local networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000. We launched service in San Diego earlier this year, and the next phase of our expansion plan includes the launch of service in Washington D.C. and Seattle in the second quarter of 1999, and in Newark, Detroit, Boston, Phoenix and Houston by the end of 1999.

     Our networks typically encircle a city's central business district and connect to our central offices. We build our own networks wherever possible, which enables us to deliver higher quality services and will enable us to deliver new services, which we expect will increase our operating margins.

     Our goal is to provide our customers with complete voice and data network solutions for all of their communications needs, using our own fiber, switches and other facilities to the greatest extent possible. To reduce our reliance on the physical connection for the short distance --referred to as the "first mile"-- between our customers and our fiber optic networks, which is currently often leased from the dominant carrier, we intend to increase the number of customers connected directly to our networks. In some cases, we will construct a new fiber optic extension from our network to the customer's premises. In other cases, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer's premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and often cost less than fiber to install. We expect to deploy wireless first mile extensions in 25 markets by the end of 2000.

     Our networks support a variety of communications technologies, which permits us to offer our customers a set of technology options to meet our customers' changing needs, and introduce new technologies as they become available. For example, we have begun to add new technologies to our networks including Internet Protocol, or IP, routers and switches, and Asynchronous Transfer Mode, or ATM, switches. ATM switches will enable us to meet the demands of large, high-volume customers, while IP routers and switches will enable us to carry Internet traffic more efficiently and to provide more services. However, we intend to remain flexible in our technology choices, to serve our customers' present needs and to take advantage of the future opportunities that technological advances may bring.

     The table below provides selected key financial and operating data (dollars are in thousands):


                                                                               AS OF AND
                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         1999              1998
                                                                    ---------------    --------------
    FINANCIAL DATA:
    Gross property and equipment..............................       $  801,344         $  341,664
    EBITDA (1) ...............................................       $  (47,447)        $  (29,962)

    OPERATING DATA (2):
    Route miles (3)...........................................            2,897              2,036
    Fiber miles (4)...........................................          223,463            141,788
    On-net buildings connected (5)............................              854                571
    Off-net buildings connected (6)...........................           13,950              5,947
    Switches installed........................................               22                 14
    Access lines in service (7)...............................          224,713             72,834
    Employees.................................................            2,539              1,499


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

(2) The operating data includes 100% of the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.

(3) Route miles refers to the number of miles of the telecommunications path in which our owned or leased fiber optic cables are installed.

(4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.

(5) Represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier (ILEC) facilities.

(6) Represents buildings connected to our networks through leased or unbundled ILEC facilities.

(7) Represents the number of access lines in service, including those lines that are provided through resale of services. We serviced 2,894 resold access lines as of March 31, 1999. We define an access line as a telephone connection between a customer purchasing local telephone services and us. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

RESULTS OF OPERATIONS

     Revenue increased 83% to $48.6 million during the first quarter of 1999, from $26.5 million in the same period in 1998. Revenue reported consisted of the following components (in thousands):


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         1999              1998
                                                                     --------------    -------------
    Bundled local and long distance, and dedicated services.......    $   34,869       $    10,988
    Shared tenant services........................................         3,013             3,287
    Long distance telephone services..............................         5,939             7,022
    Enhanced services.............................................         4,765             5,248
                                                                      ----------       -----------

    Total revenue.................................................    $   48,586       $    26,545
                                                                      ==========       ===========

     The increase in total revenue was driven by 217% growth in revenues from bundled local and long distance services and dedicated services, which resulted from an increase in customer access lines installed. Our quarterly installation rate of customer access lines increased from 22,703 in the first quarter of 1998 to 50,531 during the first quarter of 1999. As of March 31, 1999, we had 224,713 access lines in service, compared to 72,834 as of March 31, 1998. Enhanced revenue consists primarily of interactive voice response
(IVR) services.

     We began offering switched local and long distance services in our first seven markets in July 1996, 18 markets during 1997 and 12 additional markets during 1998. Most recently, we launched services in San Diego during the first quarter of 1999. In addition, since January 1995, NEXTLINK has offered private leased line, or dedicated services.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 78% during the first quarter of 1999 to $43.7 million, an increase of $19.1 million over the same period in 1998. These increases primarily resulted from:

     - increased network costs related to provisioning higher volumes of local, long distance and enhanced services;

     -    an increase in the number of our employees; and

     - an increase in other related costs primarily to expand our local and long distance service businesses in our existing and planned markets.

     Selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. Selling, general and administrative expenses increased 64% for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to an increase in the number of our employees, as well as other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets.

     We recorded deferred compensation expense in connection with options granted under our Equity Option Plan until April 1997, and our Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory and we accounted for them on a basis similar to that used for stock appreciation rights. All options outstanding under the Equity Option Plan were regranted under the Stock Option Plan with terms and conditions substantially the same as under the Equity Option Plan. As a result, we continue to record deferred compensation expense for the compensatory stock options issued under both plans over their vesting periods, based on the excess of the fair value at the date of grant over their exercise prices.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with voice and data technologies.

     Interest expense increased 118% in the first quarter of 1999 over the prior year due to an increase in our average outstanding indebtedness over the respective periods. For more information, see "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, we capitalize a portion of our interest costs as part of the construction cost of our communications networks. Capitalized interest during the first quarter of 1999 totaled $2.8 million. Interest income results from investment of excess cash and certain securities that have been pledged as collateral for interest payments on the 12 1/2% senior notes. The increase in interest income during the first quarter of 1999 over 1998 corresponded to the increase in our average outstanding cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     Our business is capital intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. We believe, however, that over the long term this strategy will enhance our financial performance by increasing the traffic flow over our networks.

     During the first three months of 1999, we used $103.1 million in cash for operating activities, compared to $22.1 million for the same period in the prior year. The increase was primarily due to a substantial increase in our activities associated with the continued development and expansion of local and long distance service operations. In addition, during the first three months of 1999, we invested $112.1 million in property and equipment. During the same period in 1998, we invested $44.5 million in property and equipment, and $117.0 million in acquisitions of telecommunications assets and equity investments in telecommunications businesses.

     Our current 1999 and 2000 plans call for approximately $2,000 million in total capital expenditures (including the commitments of the INTERNEXT joint venture described below), of which $112.1 million was spent in the first quarter of 1999. Our actual capital spending may be higher or lower than these amounts. We expect to make substantial capital expenditures relating to our existing and planned network development and operations. These expenditures include:

     - the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets;

     - the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;

     - the development of our comprehensive information technology platform;

     - the purchase and installation of equipment associated with the deployment of LMDS using our LMDS spectrum;

     - funding of the INTERNEXT venture described below, and related expenses we expect to incur in building our national network;

     - the purchase and installation of equipment associated with deployment of Digital Subscriber Line, or DSL Services; and

     -    the funding of operating losses and working capital.

     Our strategic plan calls also for expansion into additional market areas. This expansion will require significant additional capital for:

     -    potential acquisitions of businesses or assets;

     -    design, development and construction of new networks; and

     - the funding of operating losses and working capital during the start-up phase of each market.

     As of March 31, 1999, we had unrestricted cash and investments of $1,244.4 million.

     On May 5, 1999, NEXTLINK and certain NEXTLINK stockholders filed a registration statement offering 8,600,000 shares of Class A common stock to the public. Of the total shares to be offered, the Company is offering 4,982,050 newly issued shares of Class A common stock, and certain selling stockholders are offering 3,617,950 shares of Class A common stock already owned.

     On May 5, 1999, NEXTLINK also filed a registration statement concurrently offering approximately $750.0 million in Senior and Senior Discount Notes, due 2009. The proposed sales of the Company's Class A common stock and Senior and Senior Discount Notes due 2009 are not contingent on one another.

     In April 1999, we acquired WNP Communications, Inc. for $698.2 million. Of this amount, $157.7 million was paid in cash to the FCC for license fees, including interest. The remainder was paid to stockholders of WNP, and consisted of $190.1 million in cash and 5,715,831 shares of Class A common stock. In this transaction, we acquired 39 A block local multipoint distribution services, or LMDS, wireless licenses covering an area where approximately 98 million people live or work and one B block LMDS wireless license covering an area where approximately 16 million people live or work. We plan to use the fixed wireless licenses acquired in the WNP transaction to extend the reach of our fiber networks and to connect additional customers directly to our fiber networks. Deploying the technologies associated with our LMDS strategy will require additional capital expenditures.

     In January 1998, we formed NEXTBAND, a joint venture that is owned 50% each by us and Nextel. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. In March 1999, we entered into a definitive agreement to acquire Nextel's 50% interest in NEXTBAND for approximately $137.7 million, consisting of at least $68.9 million in cash, with the remainder payable at our election in cash or shares of Class A common stock. The purchase price was determined based on a formula derived from the purchase price paid in the WNP merger. The minimum cash consideration will increase by an amount equal to 25% of the proceeds NEXTLINK receives in a proposed offering of shares of its Class A common stock, up to the amount of the total purchase price.

     In January 1999, we entered into a strategic agreement with Covad Communications Group, Inc., a leading provider of high-speed digital communications services using DSL technology. Pursuant to this agreement, we will become a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. We also invested $20.0 million in Covad under this agreement, and Covad will become a preferred provider to us of DSL services, where we elect not to provide such services ourselves.

     In July 1998, we formed INTERNEXT L.L.C., which is beneficially owned 50% each by us and Eagle River Investments L.L.C., and is managed by us. INTERNEXT entered into an agreement with Level 3 Communications, Inc. Level 3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement,

INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. NEXTLINK has guaranteed 50% of the financial obligations of INTERNEXT under this agreement and, together with Eagle River, has also guaranteed the performance of certain other obligations of INTERNEXT.

     In addition, our operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with our outstanding senior notes. Among other things, these covenants limit the ability of us and our subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. A covenant in the indenture for the 10 3/4% senior notes, requires us to use the net proceeds from the sale of those notes to fund not more than 80% of the cost of expenditures relating to the construction, improvement and acquisition of new and existing networks and services and direct or indirect investments in certain joint ventures, including NEXTBAND and INTERNEXT, and to fund similar expenditures. We expect to fund the remainder of these costs with the proceeds of equity offerings.

     In addition, the terms of our 14% Senior Exchangeable Redeemable Preferred Stock contain covenants that may limit our flexibility in incurring additional indebtedness and issuing additional preferred shares. We were in compliance with all covenants associated with our notes and the 14% preferred stock as of March 31, 1999.

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

     STATE OF READINESS

     NEXTLINK is currently assessing the impact of the Year 2000, and has adopted a formal Year 2000 plan, or the Plan. The purpose of the Plan will be to develop and perform reasonable steps intended to prevent NEXTLINK's critical operational functions from being impaired due to the Year 2000 problem. The first phase of NEXTLINK's Year 2000 assessment, which has been completed, includes:

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

     NEXTLINK does not have control of outside entities or their systems. However, NEXTLINK's Plan will include ongoing identification of and contact with such outside entities whose systems may have a substantial effect on NEXTLINK's ability to continue to conduct the critical aspects of its operations without disruption from Year 2000 problems. In the event such outside systems are identified, NEXTLINK will work with the outside entities in a reasonable attempt to inventory, assess, analyze, and develop contingency plans for NEXTLINK's connections to these outside entities and their systems and to determine the extent to which they are, or can be made to be, Year 2000 compliant.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Some statements and information contained in this prospectus are not historical facts, but are "forward-looking statements", as such term is defined in the Private Securities Litigation Reform Act of 1995. We wish to caution you that these forward-looking statements are only predictions, and actual events or results may differ materially as a result of risks that we face, including those set forth under "Outlook: Issues and Uncertainties" in our Form 10-K filed with the SEC on March 29, 1999. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "may", "will", "would," "could," "should", or "anticipates" or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to:

     - the number of markets we expect to serve, the expected number of addressable business lines in markets in which we currently provide service and the markets in which we expect to provide service;

     - our expectations regarding our ability to attract and retain customers;

     - our beliefs regarding certain competitive advantages, including that of our national end-to-end network, the introduction of IP and ATM technologies, our management structure and provisioning processes and systems;

     - our expectation regarding the size of our sales and customer care forces;

     - our belief regarding traffic flow over our networks and the effects and benefits of high capacity networks with broad coverage based on a uniform technology platform;

     - our plans to install additional switches, data networking capabilities such as IP and ATM facilities and high speed technologies such as DSL;

     -        our plans to implement wireless first mile connections;

     -        our ability to maintain technological flexibility;

     - our expectation regarding the development of a national network and the implementation of a national network end-to-end strategy;

     - our anticipated capital expenditures, funding thereof and levels of indebtedness and our expectations regarding additional indebtedness; and

     -        statements with respect to our Year 2000 project.

NEW ACCOUNTING STANDARD

     In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial position.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NEXTLINK currently has instruments sensitive to market risk relating to exposure to changing interest rates and market prices. There have been no material changes in market risk since December 31, 1998.

PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              NEXTLINK filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A Common Stock, $0.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A Common Stock sold, 12,000,000 shares were sold by NEXTLINK and 3,200,000 shares were sold by a selling shareholder. NEXTLINK did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc., exercised an option to purchase 2,280,000 additional shares of Class A Common Stock at the same price per share. Net proceeds to NEXTLINK from the IPO totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. NEXTLINK intends to use substantially all of the net proceeds from the IPO for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the net proceeds from the IPO had been used by NEXTLINK as of March 31, 1999.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Our Board of Directors has approved amendments to the NEXTLINK Communications, Inc. Stock Option Plan to authorize an additional 8,145,304 shares of our Class A common stock to be issued under the plan. These amendments also have been approved by one of our stockholders, Eagle River Investments, L.L.C. Eagle River holds 18,871,787 shares of our Class B common stock, which represents shares with a majority of the total number of votes attributable to all shares of outstanding common stock. Our common stock is the only outstanding class of capital stock of NEXTLINK entitled to vote on this matter. Eagle River approved the Board's action by written consents in lieu of stockholder meetings dated February 22, 1999 and May 3, 1999, pursuant to Section 228(a) of the Delaware General Corporation Law. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board has not solicitied any proxies or consents from any other stockholders in connection with this action.
              The increase in number of authorized shares available under the Stock Option Plan will become effective 20 days after the date on which we mail an information statement to stockholders of NEXTLINK in accordance with rules of the Securities and Exchange Commission. We expect to mail an information statement in the near future.

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

                      4.6         Indenture dated September 25, 1997, between United States Trust Company, as
                                  Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior
                                  Notes due 2007. (3)

                      4.7         Indenture, dated March 3, 1998, between United States Trust Company, as
                                  Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

                      4.8         Certificate of Designations of Powers, Preferences and Relative,
                                  Participating, Optional and Other Special Rights of 6 1/2% Cumulative
                                  Convertible Preferred Stock and Qualifications, Limitations and
                                  Restrictions Thereof. (1)

                      4.9         Form of Stock Certificate of Class A common stock. (9)

                      4.10        Indenture dated April 1, 1998 between United Trust Company, as Trustee and
                                  NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (5)

                      4.11        Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated
                                  April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK
                                  Capital, Inc. and United States Trust Company of New York, as Trustee. (1)

                      4.12        First Supplemental Indenture, dated June 3, 19989, amending Indenture dated
                                  September 25. 1997, by and between NEXTLINK Communications, Inc. and United
                                  States Trust Company of New York, as Trustee. (1)

                      4.13        First Supplemental Indenture, dated June 3, 1998, amending Indenture dated
                                  March 3, 1998, by and between NEXTLINK Communications, Inc. and United
                                  States Trust Company of New York as Trustee. (1)

                      4.14        First Supplemental Indenture, dated June 3, 1998, amending Indenture dated
                                  April 1, 1998, by and between NEXTLINK Communications, Inc. and United
                                  States Trust Company of New York, as Trustee. (1)

                     10.1         Stock Option Plan of NEXTLINK Communications, Inc., as amended (1)

                     10.2         Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1)


                     10.3         Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

                     10.4         Fiber Lease and Innerduct Use Agreement, dated as of February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Netweork.
                                  (5)

                     10.5         Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of
                                  March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia
                                  Fiber Network, Inc. (5)

                     10.6         Agreement and Plan of Merger, dated as of January 14, 1999, among NEXTLINK,
                                  WNP Communications, Inc. and PCO Acquisition Corp. (7)

                     10.7         Registration Rights Agreement dated January 14, 1999 between the Company and the Holders referred to therein. Cost Sharing and IRU Agreement, dated
                                  July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC. (7)

                     10.8         Consent and Indemnity Agreement of Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc., WNP Communications, Inc. and
                                  certain holders of non-voting and voting common stock of WNP
                                  Communications, Inc. (10)

                     10.9         Consent and Indemnity Agreement of Preferred Stockholders, dated January
                                  14, 1999, by and among NEXTLINK Communications, Inc., WNP Communications,
                                  Inc. and certain holders of Series A preferred stock of WNP Communications,
                                  Inc. (11)

                     10.10        NEXTBAND Interest Purchase Agreement, dated March 31, 1999, between Nextel
                                  Spectrum Acquisition Corp. and NEXTLINK Communications, Inc. (11)

                     10.11        Registration Rights Agreement, dated March 31, 1999, between Nextel
                                  Spectrum Acquisition Corp. and NEXTLINK Communications, Inc. (11)

                     27           Financial Data Schedule

                     -----------------------
                     (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975).

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

                     (9) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001).

                     (10) Incorporated herein by reference to the exhibits
                          filed the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-75923)

                     (11) Incorporated herein by reference to the exhibits
                          filed with the current report on Form 8-K filed on April 1, 1999 (Commission File No. 000-22939).

                     (12) Incorporated herein by reference to the exhibits
                          filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577).

(b)  Reports on Form 8-K

                     Current report on Form 8-K, filed January 19, 1999, regarding the acquisition of WNP Communications, Inc. and an agreement in principal with Nextel Communications, Inc. to acquire the 50% interest in NEXTBAND Communications that NEXTLINK does not currently own.

                     Current report on Form 8-K, filed April 1, 1999, regarding the definitive agreement with a subsidiary of Nextel Communications, Inc. to acquire the 50% interest in NEXTBAND Communications that NEXTLINK does not currently own.

                     Current report on Form 8-K, filed May 11, 1999, regarding the closing of the acquisition of WNP Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       NEXTLINK Communications, Inc.



Date: May 14, 1999                     By: /s/ Kathleen H. Iskra
                                       -------------------------
                                       Kathleen H. Iskra
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal financial and accounting
                                       officer)


                                       NEXTLINK Capital, Inc.



Date: May 14, 1999                     By: /S/ Kathleen H. Iskra
                                       -------------------------
                                       Kathleen H. Iskra
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal financial and accounting
                                       officer)

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

   4.6        Indenture dated September 25, 1997, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8%
              Senior Notes due 2007. (12)

   4.7        Indenture, dated March 3, 1998, between United States Trust Company, as
              Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior
              Notes due 2008. (5)

   4.8        Certificate of Designations of Powers, Preferences and Relative,
              Participating, Optional and Other Special Rights of 6 1/2% Cumulative
              Convertible Preferred Stock and Qualifications, Limitations and
              Restrictions Thereof. (1)

   4.9        Form of Stock Certificate of Class A common stock. (9)

   4.10       Indenture dated April 1, 1998 between United Trust Company, as Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount
              Notes due 2008. (5)

   4.11       Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc.,
              NEXTLINK Capital, Inc. and United States Trust Company of New York, as
              Trustee. (1)

   4.12       First Supplemental Indenture, dated June 3, 19989, amending Indenture dated September 25. 1997, by and between NEXTLINK Communications, Inc.
              and United States Trust Company of New York, as Trustee. (1)


   4.13       First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and
              United States Trust Company of New York as Trustee. (1)

   4.14       First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and
              United States Trust Company of New York, as Trustee. (1)

  10.1        Stock Option Plan of NEXTLINK Communications, Inc., as amended (1)

  10.2        Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1)

  10.3        Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

  10.4        Fiber Lease and Innerduct Use Agreement, dated as of February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber
              Network. (5)

  10.5        Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of
              March 4, 1998, by and between NEXTLINK Communications, Inc. and
              Metromedia Fiber Network, Inc. (5)

  10.6        Agreement and Plan of Merger, dated as of January 14, 1999, among
              NEXTLINK, WNP Communications, Inc. and PCO Acquisition Corp. (7)

  10.7        Registration Rights Agreement dated January 14, 1999 between the Company and the Holders referred to therein. Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT
              LLC. (7)

  10.8        Consent and Indemnity Agreement of Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc., WNP Communications, Inc. and
              certain holders of non-voting and voting common stock of WNP
              Communications, Inc. (10)

  10.9        Consent and Indemnity Agreement of Preferred Stockholders, dated January
              14, 1999, by and among NEXTLINK Communications, Inc., WNP
              Communications, Inc. and certain holders of Series A preferred stock of
              WNP Communications, Inc. (11)

  10.10       NEXTBAND Interest Purchase Agreement, dated March 31, 1999, between
              Nextel Spectrum Acquisition Corp. and NEXTLINK Communications, Inc. (11)

  10.11       Registration Rights Agreement, dated March 31, 1999, between Nextel
              Spectrum Acquisition Corp. and NEXTLINK Communications, Inc. (11)

  27          Financial Data Schedule


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

              (9) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001).

              (10) Incorporated herein by reference to the exhibits filed the
                   Registration Statement on Form S-4 of NEXTLINK
                   Communications, Inc. (Commission File No. 333-75923)

              (11) Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on April 1, 1999 (Commission File No. 000-22939).

              (12) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577).