Form 10-Q
period 1999-06-30
NEXTLINK COMMUNICATIONS INC / DE
filed 1999-08-16
CIK 1015126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                        Commission file number: 000-22939


                          NEXTLINK Communications, Inc.
                            NEXTLINK CAPITAL, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                        91-1738221
         Washington                                       91-1716062
-------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


  500 108th Avenue NE, Suite 2200, Bellevue, WA                 98004
-------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


                                 (425) 519-8900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

As of August 5, 1999, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 36,592,657 and 29,453,275 , respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

Item 1(a).  FINANCIAL STATEMENTS

                          NEXTLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                   (AMOUNTS AS OF JUNE 30, 1999 ARE UNAUDITED)

                                                                            JUNE 30,                  DECEMBER 31,
                                                                              1999                        1998
                                                                         ----------------          -----------------
                                ASSETS
Current assets:
     Cash and cash equivalents.....................................        $     611,534             $     319,496
     Marketable securities.........................................            1,231,421                 1,158,566
     Accounts receivable, net......................................               49,635                    36,115
     Other current assets..........................................               21,467                    16,480
     Pledged securities............................................                   --                    21,500
                                                                           -------------             -------------
         Total current assets......................................            1,914,057                 1,552,157
Property and equipment, net........................................              823,190                   594,408
Investment in fixed wireless licenses..............................              900,627                    67,352
Other assets, net..................................................              452,187                   269,189
                                                                           -------------             -------------
         Total assets..............................................        $   4,090,061             $   2,483,106
                                                                           =============             =============


            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable..............................................        $      46,540             $      61,175
     Accrued expenses..............................................               46,464                    45,056
     Accrued interest payable......................................               40,391                    34,670
     Current portion of long-term obligations......................                2,673                     2,755
                                                                           -------------             -------------
         Total current liabilities.................................              136,068                   143,656
Long-term debt.....................................................            3,036,639                 2,013,192
Other long-term liabilities........................................               15,019                    16,553
                                                                           -------------             -------------
         Total liabilities.........................................            3,187,726                 2,173,401
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation preference
   $397,638, 7,771,388 and 7,254,675 shares issued and outstanding in
   1999 and 1998, respectively; 6 1/2% Convertible Preferred, aggregate liquidation preference $200,000; 4,000,000 shares issued and
   outstanding in 1999 and 1998, respectively......................              583,322                   556,168
Shareholders' equity (deficit):
     Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 110,334,000 shares authorized, 36,484,600 and
       24,170,117 shares issued and outstanding in 1999 and 1998, respectively; Class B, 44,133,600 shares authorized, 29,453,275 and 30,297,902 shares issued and outstanding in 1999 and 1998,
       respectively................................................            1,029,219                   354,525
     Deferred compensation.........................................              (10,181)                  (11,370)
     Accumulated other comprehensive income........................              148,298                        --
     Accumulated deficit...........................................             (848,323)                 (589,618)
                                                                           -------------             -------------
         Total shareholders' equity (deficit)......................              319,013                  (246,463)
                                                                           -------------             -------------
         Total liabilities and shareholders' equity (deficit)......        $   4,090,061             $   2,483,106
                                                                           =============             =============

See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              -------------------------------        ----------------------------
                                                  1999                1998               1999             1998
                                              -----------          ----------        -----------      -----------
Revenue..................................     $    60,657          $   32,030        $   109,243      $    58,575

Costs and expenses:
     Operating...........................          53,368              28,070             97,067           52,620
     Selling, general and administrative.          59,099              36,077            111,433           68,034
     Deferred compensation...............           1,117                 760              2,176            1,384
     Depreciation........................          23,102               8,415             42,139           14,909
     Amortization........................           4,195               3,765              8,011            7,454
                                              -----------          ----------        -----------      -----------
         Total costs and expenses........         140,881              77,087            260,826          144,401
                                              -----------          ----------        -----------      -----------
Loss from operations.....................         (80,224)            (45,057)          (151,583)         (85,826)

Interest income..........................          17,522              22,822             37,285           34,557
Interest expense.........................         (60,063)            (38,338)          (110,753)         (61,616)
                                              -----------          ----------        -----------      -----------
Net loss.................................     $  (122,765)         $  (60,573)       $  (225,051)     $  (112,885)
                                              ===========          ==========        ===========      ===========

Preferred stock dividends and accretion of
     preferred stock redemption obligation,
     including issue costs...............         (17,054)            (15,328)           (33,654)         (26,879)
                                              -----------          ----------        -----------      -----------
Net loss applicable to common shares.....     $  (139,819)         $  (75,901)       $  (258,705)     $  (139,764)
                                              ===========          ==========        ===========      ===========

Net loss per share (basic and diluted)...     $     (2.24)         $    (1.42)       $     (4.41)     $     (2.61)
                                              ===========          ==========        ===========      ===========
Shares used in computation of net loss per
     share...............................      62,440,898          53,609,120         58,671,982       53,545,671
                                              ===========          ==========        ===========      ===========

See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------
OPERATING ACTIVITIES:
Net loss............................................................      $   (225,051)             $   (112,885)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred compensation expense..................................             2,176                     1,384
     Equity in loss of affiliate....................................             1,049                     1,643
     Depreciation and amortization..................................            50,150                    22,363
     Accretion of interest on senior notes..........................            23,447                     9,578
Changes in assets and liabilities:
     Accounts receivable............................................           (13,520)                   (4,253)
     Other assets...................................................            (5,796)                   (3,541)
     Accounts payable...............................................           (19,325)                  (13,539)
     Accrued expenses and other liabilities.........................            (4,873)                   12,676
     Accrued interest payable.......................................             5,721                     9,672
                                                                          ------------              ------------
Net cash used in operating activities...............................          (186,022)                  (76,902)

INVESTING ACTIVITIES:
Purchase of property and equipment..................................          (261,174)                 (126,652)
Assets acquired in network lease agreement..........................                --                   (92,000)
Investment in fixed wireless licenses (net of cash received)........          (482,905)                  (67,354)
Maturity of pledged securities......................................            21,135                    19,636
Purchase of marketable securities...................................        (3,497,315)               (2,505,500)
Maturity of marketable securities...................................         3,402,711                 1,860,567
                                                                          ------------              ------------
Net cash used in investing activities...............................          (817,548)                 (911,303)

                                 -- Continued --

                          NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock............      $         --              $    193,824
Repayment of note payable and other obligations.....................            (1,534)                   (8,734)
Proceeds from issuance of common stock upon exercise of stock
  options...........................................................            12,459                       555
Dividends paid on convertible preferred stock.......................            (6,500)                   (3,250)
Proceeds from issuance of senior notes (net of discount)............         1,000,000                   734,323
Proceeds from sale of common stock..................................           311,183                        --
Costs incurred in connection with financing.........................           (20,000)                  (17,157)
                                                                          -------------             -------------
Net cash provided by financing activities...........................         1,295,608                   899,561
                                                                          -------------             -------------
Net increase (decrease) in cash and cash equivalents................           292,038                   (88,644)

Cash and cash equivalents, beginning of period......................           319,496                   389,074
                                                                          -------------             -------------
Cash and cash equivalents, end of period............................      $    611,534              $    300,430
                                                                          =============             ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
     Redeemable preferred stock dividends, paid in redeemable
       preferred shares.............................................      $     25,836              $     22,515
                                                                          ============              ============
     Accrued redeemable preferred stock dividends, payable in
       redeemable preferred shares, and accretion of preferred stock
       redemption obligation and issue costs........................      $      1,318              $      1,114
                                                                          ============              ============
     Common stock issued in acquisitions............................      $    350,648              $      5,727
                                                                          ============              ============

Cash paid for interest..............................................      $     85,211              $     42,121
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

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   STRATEGIC AGREEMENT

     In January 1999, the Company entered into a strategic agreement with Covad Communications Group, Inc. Pursuant to this agreement, the Company will become a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. The Company has also invested $20.0 million in Covad under this agreement, and Covad will become the Company's preferred provider of Digital Subscriber Line, or DSL, services where the Company elects not to provide its own such services. Covad is a leading provider of high-speed digital communications services using DSL technology.

     For the six months ended June 30, 1999, the Company's unrealized gain on its $20.0 million equity investment in Covad was $150.0 million. This unrealized gain was reported as "other comprehensive income" in accordance with SFAS No. 130,"Reporting Comprehensive Income".

3.   ACQUISITIONS

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

     In June 1999, the Company acquired Nextel Communications, Inc.'s 50% interest in NEXTBAND Communications L.L.C. for $137.7 million in cash. The Company had already held a 50% interest in NEXTBAND and, as a result of this acquisition, the Company now wholly owns NEXTBAND. NEXTBAND owns 13 A block LMDS licenses and 29 B block licenses.

4.   FINANCINGS

     DEBT

     On June 1, 1999, the Company completed the sale of 10 3/4% Senior Notes and 12 1/4% Senior Discount Notes, both due June 1, 2009. Proceeds from the sale of the 10 3/4% Notes and the 12 1/4% Notes, net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $979.5 million. Interest payments on the 10 3/4% Notes are due semi-annually. The 10 3/4% Notes are redeemable at the option of the Company, in whole or in part after June 1, 2004. The 12 1/4% Notes were issued at a discount from their principal amount to generate gross proceeds to the Company of approximately $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. The 12 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time after June 1, 2004.

     The indentures pursuant to which the 10 3/4% Notes and the 12 1/4% Notes are issued contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations.

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

     COMMON STOCK

     On June 1, 1999, the Company completed the sale of 7,600,000 shares of Class A common stock at $76.00 per share. Of the total shares sold, 4,232,050 were offered by the Company and 3,367,950 were offered by certain shareholders who previously owned interests in WNP. Gross proceeds to the Company from the offering totaled $321.6 million, and proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $310.5 million.

5.   RELATED PARTY TRANSACTIONS

     In June 1999, the Company acquired the assets of NEXTLINK, Inc., a company owned by Craig O. McCaw, the Company's largest and controlling shareholder, through a merger transaction. NEXTLINK, Inc. owned approximately 1% minority interests in each of the following subsidiaries of the Company:
NEXTLINK California, Inc., NEXTLINK Ohio, Inc., NEXTLINK Pennsylvania,
Inc., NEXTLINK Tennessee, Inc., NEXTLINK Washington, Inc., NEXTLINK Solutions, Inc., NEXTLINK Interactive, Inc., NEXTLINK Utah, Inc., Mindshare, LLC, and NEXTLINK New York, Inc. The Company issued 268,903 shares of Class B common stock in exchange for the minority interests. As part of this transaction, Mr. McCaw also received 266,466 shares of the Company's Class B common stock, the number of shares of Class B common stock previously owned by NEXTLINK, Inc. The transaction was accounted for as a purchase of minority interests between entities under common control and, as such, the minority interests were recorded at NEXTLINK, Inc.'s historical cost.

6.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

7.   REPORTABLE SEGMENTS

     The Company's interactive voice response segment contributed the following percentages to the Company's total:

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                       ----------------------------   ----------------------------
                                                                          1999            1998           1999            1998
                                                                       ------------    ------------   ------------    ------------
     Revenue.........................................................       7.1%           14.8%           8.3%           16.1%
     Net loss (excluding corporate overhead).........................       1.4%            0.8%           1.9%            1.0%

8.   SUBSEQUENT EVENTS

     STRATEGIC AGREEMENT

     In July 1999, the Company entered into a strategic agreement with SPEEDUS.com, Inc., a facilities based high-speed Internet service provider. Pursuant to this agreement, the Company purchased 150 MHz of broadband fixed wireless spectrum in New York, New York for $20.0 million, and invested an additional $20.0 million in exchange for 2,000,000 shares of SPEEDUS.com's common stock. As part of this strategic alliance, NEXTLINK will provide colocation, transport and access services to SPEEDUS.com. Additionally, SPEEDUS.com will have access to the Company's network testing facilities.

     STOCK SPLIT

     On July 15, 1999, the Company announced that its board of directors had approved a two-for-one stock split of the Company's Class A and Class B common stock, to be effected in the form of a stock dividend. The split is subject to shareholder approval of an increase in the Company's authorized number of shares. The split is effective for shareholders of record at the close of business on August 18, 1999.

PART I.           FINANCIAL INFORMATION

Item 1(b).        FINANCIAL STATEMENTS



                             NEXTLINK CAPITAL, INC.
                                 BALANCE SHEETS
                   (AMOUNTS AS OF JUNE 30, 1999 ARE UNAUDITED)

                                                                               JUNE 30,              DECEMBER 31,
                                                                                 1999                    1998
                                                                           -----------------       -----------------
ASSETS
Cash in bank...........................................................      $         100           $       100
                                                                             =============           ===========


SHAREHOLDER'S EQUITY
Common stock, no par value,
     1,000 shares authorized, issued and outstanding...................      $         100           $       100
                                                                             =============           ===========


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

     To accomplish this:

     - we have built 26 high bandwidth, or broadband, local networks in 15 states, generally located in the central business districts of the cities we serve, and we are continuing to build additional networks;

     - we have become the nation's largest holder of broadband fixed wireless spectrum with FCC licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

     - through INTERNEXT, we have acquired exclusive interests in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities, including all of the largest cities that our current and planned local networks serve.

     We currently operate local networks in 41 cities. We serve larger cities, such as New York, Los Angeles, Chicago, Atlanta, the San Francisco Bay Area, Denver, Dallas and Miami, medium-sized markets, such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. We are currently building additional local networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000. We launched service in San Diego during the first quarter of 1999, Washington DC and Seattle during the second quarter of 1999, and Newark, New Jersey in July 1999. The next phase of our expansion plan includes the launch of service in Detroit, Boston, Phoenix and Houston by the end of 1999.

     Our networks typically encircle a city's central business district and connect to our central offices. We build our own networks wherever possible, which enables us to deliver higher quality services and will enable us to deliver new services, which we expect will increase our operating margins.

     Our goal is to provide our customers with complete voice and data network solutions for all of their communications needs, using our own fiber, switches and other facilities to the greatest extent possible. To reduce our reliance on the physical connection for the short distance--referred to as the "first mile"--between our customers and our fiber optic networks, which is currently often leased from the dominant carrier, we intend to increase the number of customers connected directly to our networks. In some cases, we will construct a new fiber optic extension from our network to the customer's premises. In other cases, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer's premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and often cost less than fiber to install. We expect to deploy wireless first mile extensions in 25 markets by the end of 2000.

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

     The table below provides selected key financial and operating data (dollars are in thousands):

                                                                               AS OF AND
                                                                       FOR THE THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                         1999              1998
                                                                    ---------------    --------------
    FINANCIAL DATA:
    Gross property and equipment..............................       $  946,458         $  424,007
    EBITDA (1) ...............................................       $  (51,810)        $  (32,117)

    OPERATING DATA (2):
    Route miles (3)...........................................            3,228              2,099
    Fiber miles (4)...........................................          263,559            152,225
    On-net buildings connected (5)............................              986                658
    Off-net buildings connected (6)...........................           16,850              8,448
    Switches installed........................................               25                 17
    Access lines in service (7)...............................          284,021            102,887
    Employees.................................................            2,952              1,765

 (1) EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.
 (2) The operating data includes 100% of the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.
 (3) Route miles refers to the number of miles of the telecommunications path in which our owned or leased fiber optic cables are installed.
 (4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.
 (5) Represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier (ILEC) facilities.
 (6) Represents buildings connected to our networks through leased or unbundled ILEC facilities.
 (7) Represents the number of access lines in service, including those lines that are provided through resale of services. We serviced 2,673 resold access lines as of June 30, 1999. We define an access line as a telephone connection between a customer purchasing local telephone services and us. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

RESULTS OF OPERATIONS

     Revenue increased 89% to $60.7 million during the second quarter of 1999, from $32.0 million in the same period in 1998. Year to date revenue of $109.2 million represented an 87% increase from the $58.6 million reported for the comparable period in 1998. Revenue reported consisted of the following components (in thousands):

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                                    1999            1998             1999            1998
                                                 ------------    ------------    -------------    ------------
    Bundled local and long distance, and
    dedicated services.........................  $    47,810     $    16,682      $   82,679      $    27,670
    Shared tenant services.....................        3,148           3,199           6,161            6,486
    Long distance telephone services...........        5,405           6,950          11,344           13,972
    Enhanced services..........................        4,294           5,199           9,059           10,447
                                                 -----------     -----------      ----------      -----------

    Total revenue..............................  $    60,657     $    32,030      $  109,243      $    58,575
                                                 ===========     ===========      ==========      ===========

     The increase in total year to date revenue was driven by 199% growth in revenues from bundled local and long distance services and dedicated services, which resulted from an increase in customer access lines installed. Our quarterly installation rate of customer access lines increased from 30,053 in the second quarter of 1998 to 59,308 during the second quarter of 1999. As of June 30, 1999, we had 284,021 access lines in service, compared to 102,887 as of June 30, 1998. Enhanced revenue consists primarily of interactive voice response
(IVR) services.

     We began offering switched local and long distance services in our first seven markets in July 1996, 18 markets during 1997 and 12 additional markets during 1998. Most recently, we launched services in San Diego during the first quarter of 1999, Washington DC and Seattle during the second quarter of 1999, and in Newark, N.J. in July 1999. In addition, since January 1995, NEXTLINK has offered private leased line, or dedicated services.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 90% during the second quarter of 1999 to $53.4 million, an increase of $25.3 million over the same period in 1998. For the six months ended June 30, 1999, operating expense rose $44.4 million or 84% over the same period in 1998. These increases primarily resulted from:

      - increased network costs related to provisioning higher volumes of local, long distance and enhanced services;

      -  an increase in the number of our employees; and

      - an increase in other related costs primarily to expand our local and long distance service businesses in our existing and planned markets.

     Selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. Selling, general and administrative expenses increased 64% for both the three and six-month periods ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to an increase in the number of our employees, as well as other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets.

    We record deferred compensation expense for compensatory stock options issued under our Stock Option Plan over their vesting periods, based on the excess of the fair value at the date of grant over their exercise prices.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with voice and data technologies.

     Interest expense increased 57% in the second quarter of 1999 over the same period in the prior year due to an increase in our average outstanding indebtedness over the respective periods. For more information, see "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, we capitalize a portion of our interest costs as part of the construction cost of our communications networks. Capitalized interest during the second quarter of 1999 totaled $3.5 million. Interest income results from investment of excess cash and securities.


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

     During the first six months of 1999, we used $186.0 million in cash for operating activities, compared to $76.9 million for the same period in the prior year. The increase was primarily due to a substantial increase in our activities associated with the continued development and expansion of local and long distance service operations. In addition, during the first six months of 1999, we invested $261.2 million in property and equipment and $502.9 in acquisitions of telecommunications assets and investments in telecommunications businesses. During the same period in 1998, we invested $126.7 million in property and equipment, and $159.4 million in acquisitions of telecommunications assets and investments in telecommunications businesses.

     We expect to make substantial capital expenditures in 1999 and beyond relating to our existing and planned network development and operations. These expenditures include:

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

     As of June 30, 1999, we had unrestricted cash and investments of approximately $1,843.0 million.

     In July 1999, we entered into a strategic agreement with SPEEDUS.com Inc., a facilities based high-speed Internet service provider. Pursuant to this agreement, we purchased 150 MHz of broadband fixed wireless spectrum in New York, New York for $20.0 million, and invested an additional $20.0 million in exchange for 2,000,000 shares of SPEEDUS.com's common stock. The $40.0 million total consideration for the transaction was paid in cash in July 1999. As part of this strategic alliance, we will provide co-location, transport and access services to SPEEDUS.com. Additionally, SPEEDUS.com will have access to our network testing facility.

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

     In June 1999, we acquired Nextel Communications, Inc.'s 50% interest in NEXTBAND, a joint venture formed in January 1998 by us and Nextel, for $137.7 million in cash. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. The purchase price was determined based on a formula derived from the purchase price paid in the WNP merger. We plan to use our fixed wireless licenses to extend the reach of our fiber networks and to connect additional customers directly to our fiber networks. Deploying the technologies associated with our LMDS strategy will require additional capital expenditures.

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

     On June 1, 1999, we completed the sale of 10 3/4% Senior Notes and 12 1/4% Senior Discount Notes, both due June 1, 2009. We received proceeds from the sale of the 10 3/4% Notes and the 12 1/4% Notes, net of discounts, underwriting commissions, advisory fees and expenses totaling approximately $979.5 million. Interest payments on the 10 3/4% Notes are due semi-annually. We have the option to redeem the 10 3/4% Notes at any time after June 1, 2004. The 12 1/4% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the

12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. We have the option to redeem the 12 1/4% Notes at any time after June 1, 2004.

     On June 1, 1999, we completed the sale of 7,600,000 shares of Class A common stock at $76.00 per share. Of the total shares sold, 4,232,050 were offered by us and 3,367,950 were offered by certain shareholders who previously owned interests in WNP. Gross proceeds from the offering totaled $321.6 million, and our proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $310.5 million.

     In addition, our operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with our outstanding senior notes. Among other things, these covenants limit the ability of us and our subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock. We are required to use the proceeds from the sale of our 10 3/4% Senior Notes due 2008, 10 3/4% Senior Notes due 2009 and 12 1/4% Senior Discount Notes due 2009 to fund 80% of the expenditures for the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures, including INTERNEXT, by covenants in the indentures under which these and other of our notes were issued. Pending application of these proceeds, we are permitted to invest them in marketable securities. We expect to fund the remainder of these costs with the proceeds of other offerings.

     In addition, the terms of our 14% Senior Exchangeable Redeemable Preferred Stock contain covenants that may limit our flexibility in incurring additional indebtedness and issuing additional preferred shares. We were in compliance with all covenants associated with our notes and the 14% preferred stock as of June 30, 1999.

IMPACT OF YEAR 2000

     Certain of our older computer systems and applications were written to define a given year with abbreviated dates using the last two digits in a year rather than the entire four digits. As a result, when computer systems attempt to process dates both before and after January 1, 2000, two digit year fields may create processing ambiguities that can cause errors and system failures. For example, systems and applications may have time-sensitive software that recognize an abbreviated year "00" as the year 1900 rather than the year 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system, or software, and its location and function.

     STATE OF READINESS

     NEXTLINK is currently assessing the impact of the Year 2000, and has adopted a formal Year 2000 plan, or the Plan. The purpose of the Plan will be to develop and perform reasonable steps intended to prevent our critical operational functions from being impaired due to the Year 2000 problem.

     Our definition of Year 2000 compliance is the ability of all computer systems and hardware to perform as intended regardless of date, and that all data, including date fields, can and will be accessed, processed, maintained, and updated without interruption and with expected results.

     The Plan is divided into four major project areas: the external Public Service Telephone Network, or PSTN; Embedded Systems, which includes our internal network as well as our telecommunications hardware and software; Enterprise Applications, which includes our business operations programs, such as billing and provisioning; and Facilities, which includes our buildings, utilities, security, and other similar functions and systems. Implementation of the Plan is coordinated throughout the Company by a Program Management Team, which is comprised of cross-functional members and includes a business continuity/contingency manager. This team meets regularly with executive management, and periodically advises the Audit Committee and the Board of Directors on the status of the Plan. We have also engaged a third party consulting firm to assist in the completion of certain phases of the Plan.

     Our Plan is comprised of three phases:

     PHASE I

     In the first phase, inventory and enterprise assessment, which we completed in December 1998, we:

     - produced an inventory of priority systems and equipment to determine the extent of testing required for Year 2000 readiness (generally defined as the ability of information systems to accurately process data from, into and between the twentieth and twenty-first centuries, including leap year calculations),

     -    designed a Company-wide Year 2000 communications plan,

     - created a risk assessment and impact analysis from which Phase I and Phase II of the Plan were developed,

     - sent written requests for Year 2000 certification statements to our vendors and suppliers, and

     - began an ongoing program to provide Y2K information and documentation to our customers, PUCs, regulatory agencies, and other service providers through our company website and other means of communications.

     PHASE II

     In the second phase, strategy development and confirmation, which we completed in April 1999, we:

     - conducted a mission critical assessment of date sensitive devices and applications,

     - developed detailed and comprehensive correction and remediation plans for achieving Year 2000 compliance,

     - identified and began installing upgrades for software applications that we identified as not being Year 2000 compliant,

     - substantially completed the inventory of our information technology, networks, and embedded systems, and

     - received responses to our certification statements from approximately 95% of our vendors and suppliers who provide components of our information technology, networks and embedded systems.

     We will continue to inventory systems and contact vendors and suppliers as needed.

     PHASE III

     The third phase, which is the remediation phase, is scheduled to be completed by September 30, 1999. This phase focuses on the remediation of issues and execution of plans identified in Phase II. Based on our estimates of remediation to be completed, the following is a summary of the estimated percentage of remediation completed to date for each of the four major Plan project areas:

                                         REMEDIATION PLAN
     PROJECT                            PERCENT COMPLETED
     -------                            -----------------
     PSTN                                      75%
     Embedded Systems                          80%
     Enterprise Applications                   85%
     Facilities                                25%

     One of our subsidiaries, NEXTLINK Interactive, Inc., operates over systems and operating platforms that are independent of those related to our local and long distance services. As such, NEXTLINK Interactive has developed its own Year 2000 Plan, or the Interactive Plan. Based on our estimates, Interactive is 60% complete with the hardware portion of the Interactive Plan and 20% complete with the applications portion of the Interactive Plan. Interactive expects to be Year 2000 ready by December 31, 1999.

     The objective of this phase is to confirm that all mission critical systems and applications will operate with minimal impact from the Year 2000 problem.

     COSTS TO ADDRESS YEAR 2000 ISSUES

     We have not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, or contingency planning. Further, we anticipate that our future costs for these purposes will not be material.

     Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, and similar events. Although management believes that its estimates are reasonable, we cannot assure you that the actual costs of implementing the Plan will not differ materially from the estimated costs or that we will not be materially adversely affected by Year 2000 issues. Furthermore, the estimated costs of implementing the Plan do not consider the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite our implementation of the Plan.

     YEAR 2000 RISK FACTORS

     Between now and the year 2000 there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. We believe that we employ an adequate number of personnel skilled in dealing with the Year 2000 problem and have retained outside consultants who bring additional skilled people to deal with the Year 2000 problem as it affects us. Nevertheless, we could face shortages of skilled personnel or other resources, such as Year 2000 compliant computer chips. These shortages might delay or otherwise impair our ability to assure that our critical systems are Year 2000 compliant. Outside entities could face similar problems that could materially affect us. We believe that the possible impact of the shortage of skilled people and resources is not, and will not be, unique to us.

     We believe that our critical systems will be Year 2000 ready before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes and unforeseen circumstances may arise during implementation of the Plan that would materially and adversely affect us.

     We are taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, we may not be able to find and remediate all embedded chips in all of our systems. Further, outside entities on which we depend also may not be able to find and remediate all embedded chips in their systems. Some chips that are not Year 2000 compliant may create system disruptions or failures, which may, in turn, cause disruptions or failures in other systems. These cascading problems could impair our ability to serve our customers and otherwise fulfill contractual and legal obligations. We believe that the possible adverse impact of the embedded chip problem is not, and will not be, unique to us.

     We cannot ensure that suppliers upon which we depend for essential supplies and services will convert and test their critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including federal, state, or local governments and other exchange carriers, to make their systems and processes Year 2000 compliant could create substantial disruptions having a material adverse effect on our operations.

     In a recent Securities and Exchange Commission release regarding Year
2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving us; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for us and our employees, contractors, suppliers, and customers; significant disruption to our ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of our critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance. Among other things, we could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. We could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to us. Under these circumstances, the adverse effects on us would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on us from a domestic or global recession or depression also could be material, although not quantifiable at this time.

     We will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the Year 2000 problem.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

       - our belief regarding financial performance due to increased traffic flow over our networks;

       - our plans to install additional switches, data networking capabilities such as IP and ATM facilities and high speed technologies such as DSL;

       - our plans to implement and deploy wireless first mile connections;

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


NEW ACCOUNTING STANDARD

     In April 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 did not have a material impact on the Company's financial position.


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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                NEXTLINK filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 15,200,000 shares of Class A Common Stock, $0.02 par value per share, were sold in an initial public offering at a price of $17 per share. Of the 15,200,000 shares of Class A Common Stock sold, 12,000,000 shares were sold by NEXTLINK and 3,200,000 shares were sold by a selling shareholder. NEXTLINK did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc., exercised an option to purchase 2,280,000 additional shares of Class A Common Stock at the same price per share. Net proceeds to NEXTLINK from the IPO totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. NEXTLINK intends to use substantially all of the net proceeds from the IPO for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the net proceeds from the IPO had been used by NEXTLINK as of June, 30 1999.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Our Board of Directors has approved amendments to the NEXTLINK Communications, Inc. Stock Option Plan to authorize an additional 8,145,304 shares of our Class A common stock to be issued under the plan. These amendments also have been approved by one of our stockholders, Eagle River Investments, L.L.C. Eagle River holds 18,871,787 shares of our Class B common stock, which represents shares with a majority of the total number of votes attributable to all shares of outstanding common stock. Our common stock is the only outstanding class of capital stock of NEXTLINK entitled to vote on this matter. Eagle River approved the Board's action by written consents in lieu of stockholder meetings dated February 22, 1999 and May 3, 1999, pursuant to Section 228(a) of the Delaware General Corporation Law. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board has not solicited any proxies or consents from any other stockholders in connection with this action. On May 26, 1999, we mailed an information statement regarding this action to stockholders of record on that date in accordance with rules of the Securities and Exchange Commission. The increase in number of authorized shares available under the Stock Option Plan became effective 20 days after the date on which the information statement was mailed to stockholders of NEXTLINK.

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

                         3.1      Certificate of Incorporation of NEXTLINK
                                  Communications, Inc. (1)


                         3.2      By-laws of NEXTLINK Communications, Inc. (1)

                         3.3      Articles of Incorporation of NEXTLINK
                                  Capital, Inc. (2)

                         3.4      By-laws of NEXTLINK Capital, Inc. (2)

                         4.1      Certificate of Designations of the Powers,
                                  Preferences and Relative, Participating,
                                  Optional and Other Special Rights of 14%
                                  Senior Exchangeable  Redeemable Preferred
                                  Shares and Qualifications, Limitations and
                                  Restrictions Thereof. (1)

                         4.2      Form of stock certificate of 14% Senior
                                  Exchangeable Redeemable Preferred Shares.
                                  (3)

                         4.3      Certificate of Designations of Powers,
                                  Preferences and Relative, Participating,
                                  Optional and Other Special Rights of 6 1/2%
                                  Cumulative Convertible Preferred Stock and
                                  Qualifications, Limitations and
                                  Restrictions Thereof. (1)

                         4.4      Form of Stock Certificate of 6 1/2% Cumulative
                                  Convertible Preferred Stock. (12)

                         4.5 Form of Stock Certificate of Class A common stock. (9)

                         4.6 Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc.,
                                  NEXTLINK Capital, Inc. and United States
                                  Trust Company of New York, as Trustee,
                                  relating to 12 1/2% Senior Notes due April
                                  15, 2006, including form of global note. (2)

                         4.7      First Supplemental Indenture, dated as of
                                  January 31, 1997, by and among NEXTLINK
                                  Communications, Inc., NEXTLINK
                                  Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New
                                  York, as Trustee. (3)

                         4.8      Second Supplemental Indenture, dated June
                                  3, 1998, amending Indenture dated April 25,
                                  1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United
                                  States Trust Company of New York, as
                                  Trustee. (1)

                         4.9      Indenture dated September 25, 1997, between
                                  United States Trust Company, as Trustee and
                                  NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (12)

                         4.10     First Supplemental Indenture, dated June 3,
                                  1998, amending Indenture dated September
                                  25, 1997, by and between NEXTLINK
                                  Communications, Inc. and United States
                                  Trust Company of New York, as Trustee. (1)

                         4.11     Indenture, dated March 3, 1998, between
                                  United States Trust Company, as Trustee and
                                  NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

                         4.12     First Supplemental Indenture, dated June 3,
                                  1998, amending Indenture dated March 3,
                                  1998, by and between NEXTLINK
                                  Communications, Inc. and United States
                                  Trust Company of New York as Trustee. (1)


                         4.13     Indenture dated April 1, 1998 between
                                  United Trust Company, as Trustee and
                                  NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (5)

                         4.14     First Supplemental Indenture, dated June 3,
                                  1998, amending Indenture dated April 1,
                                  1998, by and between NEXTLINK
                                  Communications, Inc. and United States
                                  Trust Company of New York, as Trustee. (1)

                         4.15 Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. and
                                  United States Trust Company of New York, as
                                  Trustee, relating to the 10 3/4% Senior Notes due 2008. (8)

                         4.16     Form of Indenture between NEXTLINK
                                  Communications, Inc. and United States Trust
                                  Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009. (13)

                         4.17     Form of Indenture between NEXTLINK
                                  Communications, Inc. and United States Trust
                                  Company of Texas, as Trustee, relating to
                                  the 12 1/4% Senior Discount Notes, Due 2009. (13)

                         10.1     Stock Option Plan of NEXTLINK
                                  Communications, Inc., as amended.

                         10.2     Employee Stock Purchase Plan of NEXTLINK
                                  Communications, Inc. (1)

                         10.3 Fiber Lease and Innerduct Use Agreement, dated as of February 23, 1998, by and between NEXTLINK Communications, Inc. and
                                  Metromedia Fiber Network. (5)

                         10.4     Amendment No. 1 to Fiber Lease and
                                  Innerduct Use Agreement, dated as of March
                                  4, 1998, by and between NEXTLINK
                                  Communications, Inc. and Metromedia Fiber
                                  Network, Inc. (5)

                         10.5     Cost Sharing and IRU Agreement, dated July 18,
                                  1998, between Level 3 Communications, LLC and
                                  INTERNEXT LLC. (14)

                         10.6 Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. and Level
                                  3 Communications LLC. (14)

                         10.7     Registration Rights Agreement dated as of
                                  January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

                         10.8     Registration Rights Agreement dated January
                                  14, 1999, between NEXTLINK Communications,
                                  Inc. and the Holders referred to therein. (7)

                         10.9     Consent and Indemnity Agreement of
                                  Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc.,
                                  WNP Communications, Inc. and certain
                                  holders of non-voting and voting common
                                  stock of WNP Communications, Inc. (10)


                         10.10    Consent and Indemnity Agreement of
                                  Preferred Stockholders, dated January 14,
                                  1999, by and among NEXTLINK Communications, Inc., WNP Communications, Inc. and certain holders of Series A preferred stock of WNP
                                  Communications, Inc. (11)

                         27       Financial Data Schedule

          ---------
          (1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK
                Communications, Inc. (Commission File No. 333-53975).
          (2)   Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK
                Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).
          (3) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
          (4) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32003).
          (5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
          (6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).
          (7) Incorporated herein by reference to the exhibits filed with the current report on form 8-K filed on January 19, 1999 (Commission File No. 000-22939).
          (8) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-4 of NEXTLINK
                Communications, Inc. (Commission File No. 333-71749).
          (9)   Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK
                Communications, Inc. (Commission File No. 333-32001).
          (10) Incorporated herein by reference to the exhibits filed the Registration Statement on Form S-4 of NEXTLINK
                Communications, Inc. (Commission File No. 333-75923)
          (11)  Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on April 1, 1999
                (Commission File No. 000-22939).
          (12) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-3 of NEXTLINK
                Communications, Inc. (Commission File No. 333-77577).
          (13)  Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-3 of NEXTLINK
                Communications, Inc. (Commission File No. 333-77819)
          (14) Incorporated herein by reference to the exhibit filed with the quarterly report on form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).

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


                                  NEXTLINK Communications, Inc.


Date: August 16, 1999             By: /s/ Kathleen H. Iskra
                                      -----------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal financial and accounting officer)


                                  NEXTLINK Capital, Inc.

Date: August 16, 1999             By: /s/ Kathleen H. Iskra
                                      -----------------------------
                                  Kathleen H. Iskra
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal financial and accounting officer)

                          NEXTLINK COMMUNICATIONS, INC.
                                  EXHIBIT INDEX

EXHIBIT
   NO.   DESCRIPTION
-------  -----------
3.1      Certificate of Incorporation of NEXTLINK Communications, Inc. (1)

3.2      By-laws of NEXTLINK Communications, Inc. (1)

3.3      Articles of Incorporation of NEXTLINK Capital, Inc. (2)

3.4      By-laws of NEXTLINK Capital, Inc. (2)

4.1      Certificate of Designations of the Powers, Preferences and Relative,
         Participating, Optional and Other Special Rights of 14% Senior
         Exchangeable Redeemable Preferred Shares and Qualifications,
         Limitations and Restrictions Thereof. (1)

4.2      Form of stock certificate of 14% Senior Exchangeable Redeemable
         Preferred Shares. (3)

4.3      Certificate of Designations of Powers, Preferences and Relative,
         Participating, Optional and Other Special Rights of 6 1/2%
         Cumulative Convertible Preferred Stock and Qualifications,
         Limitations and Restrictions Thereof. (1)

4.4      Form of Stock Certificate of 6 1/2% Cumulative Convertible Preferred
         Stock. (12)

4.5      Form of Stock Certificate of Class A common stock. (9)

4.6      Indenture, dated as of April 25, 1996, by and among NEXTLINK
         Communications, Inc., NEXTLINK Capital, Inc. and United States Trust
         Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note. (2)

4.7 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications,
         L.L.C., NEXTLINK Capital and United States Trust Company of New
         York, as Trustee. (3)

4.8      Second Supplemental Indenture, dated June 3, 1998, amending
         Indenture dated April 25, 1996, by and among NEXTLINK
         Communications, Inc., NEXTLINK Capital, Inc. and United States Trust
         Company of New York, as Trustee. (1)

4.9      Indenture dated September 25, 1997, between United States Trust
         Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (12)

4.10 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications,
         Inc. and United States Trust Company of New York, as Trustee. (1)

4.11 Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9%
         Senior Notes due 2008. (5)

4.12 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc.
         and United States Trust Company of New York as Trustee. (1)


4.13     Indenture dated April 1, 1998 between United Trust Company, as
         Trustee and NEXTLINK Communications, Inc. relating to the 9.45%
         Senior Discount Notes due 2008. (5)

4.14 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc.
         and United States Trust Company of New York, as Trustee. (1)

4.15     Indenture, dated November 12, 1998, by and among NEXTLINK
         Communications, Inc. and United States Trust Company of New York, as
         Trustee, relating to the 10 3/4% Senior Notes due 2008. (8)

4.16     Form of Indenture between NEXTLINK Communications, Inc. and United
         States Trust Company of New York, as Trustee, relating to the
         10 3/4% Senior Notes due 2009. (13)

4.17     Form of Indenture between NEXTLINK Communications, Inc. and United
         States Trust Company of Texas, as Trustee, relating to the 12 1/4% Senior Discount Notes, Due 2009. (13)

10.1     Stock Option Plan of NEXTLINK Communications, Inc., as amended.

10.2     Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1)

10.3     Fiber Lease and Innerduct Use Agreement, dated as of February 23,
         1998, by and between NEXTLINK Communications, Inc. and Metromedia
         Fiber Network. (5)

10.4 Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of March 4, 1998, by and between NEXTLINK Communications, Inc. and
         Metromedia Fiber Network, Inc. (5)

10.5     Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3
         Communications, LLC and INTERNEXT LLC. (14)

10.6     Guaranty Agreement, dated July 18, 1998, between NEXTLINK
         Communications, Inc. and Level 3 Communications LLC. (14)

10.7 Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

10.8     Registration Rights Agreement dated January 14, 1999, between
         NEXTLINK Communications, Inc. and the Holders referred to therein. (7)

10.9     Consent and Indemnity Agreement of Stockholders, dated January 14,
         1999, by and among NEXTLINK Communications, Inc., WNP
         Communications, Inc. and certain holders of non-voting and voting common stock of WNP Communications, Inc. (10)

10.10    Consent and Indemnity Agreement of Preferred Stockholders, dated
         January 14, 1999, by and among NEXTLINK Communications, Inc., WNP
         Communications, Inc. and certain holders of Series A preferred stock of WNP Communications, Inc. (11)

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

(5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos. 333-04603 and 333-04603-01).
(6) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).
(7) Incorporated herein by reference to the exhibits filed with the current report on form 8-K filed on January 19, 1999 (Commission File No. 000-22939).
(8) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749).
(9) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001).
(10) Incorporated herein by reference to the exhibits filed the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-75923)
(11) Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on April 1, 1999 (Commission File No. 000-22939).
(12) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577).
(13) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77819)
(14) Incorporated herein by reference to the exhibit filed with the quarterly report on form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File No. 000-22939).