Form 10-Q
period 1999-09-30
NEXTLINK COMMUNICATIONS INC / DE
filed 1999-11-15
CIK 1015126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


                        Commission file number: 000-22939


                          NEXTLINK Communications, Inc.
                             NEXTLINK CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                       91-1738221
             Washington                                      91-1716062
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  500 108TH AVENUE NE, SUITE 2200, BELLEVUE, WA                 98004
    (Address of principal executive offices)                 (Zip Code)


                                 (425) 519-8900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


As of November 5, 1999, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 74,334,495 and 58,746,550 , respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.


NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

Item 1(a).        FINANCIAL STATEMENTS


                          NEXTLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                (AMOUNTS AS OF SEPTEMBER 30, 1999 ARE UNAUDITED)

                                                                          SEPTEMBER 30,              DECEMBER 31,
                                                                              1999                       1998
                                                                         ----------------          -----------------
                                ASSETS
Current assets:

     Cash and cash equivalents.....................................        $     497,919             $     319,496
     Marketable securities.........................................            1,146,055                 1,158,566
     Accounts receivable, net......................................               63,454                    36,115
     Other current assets..........................................               30,621                    16,480
     Pledged securities............................................                   --                    21,500
                                                                           -------------             -------------
         Total current assets......................................            1,738,049                 1,552,157
Property and equipment, net........................................              953,576                   594,408
Investment in fixed wireless licenses..............................              926,678                    67,352
Other assets, net..................................................              408,644                   269,189
                                                                           -------------             -------------
         Total assets..............................................        $   4,026,947             $   2,483,106
                                                                           =============             =============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Accounts payable..............................................        $      44,907             $      61,175
     Accrued expenses..............................................               69,975                    45,056
     Accrued interest payable......................................               84,930                    34,670
     Current portion of long-term obligations......................                1,988                     2,755
                                                                           -------------             -------------
         Total current liabilities.................................              201,800                   143,656
Long-term debt.....................................................            3,057,067                 2,013,192
Other long-term liabilities........................................               38,087                    16,553
                                                                           -------------             -------------
         Total liabilities.........................................            3,296,954                 2,173,401
Commitments and contingencies
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation preference
   $411,555, 8,043,386 and 7,254,675 shares issued and outstanding in
   1999 and 1998, respectively; 6 1/2% Convertible Preferred, aggregate liquidation preference $200,000; 4,000,000 shares issued and
   outstanding in 1999 and 1998, respectively......................              597,597                   556,168
Shareholders' equity (deficit):
     Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 400,000,000 shares authorized, 73,939,549 and
       48,340,234 shares issued and outstanding in 1999 and 1998, respectively; Class B, 60,000,000 shares authorized, 58,746,550 and 60,595,804 shares issued and outstanding in 1999 and 1998,
       respectively................................................            1,118,535                   354,525
     Deferred compensation.........................................              (89,065)                  (11,370)
     Accumulated other comprehensive income........................              110,347                        --
     Accumulated deficit...........................................           (1,007,421)                 (589,618)
                                                                           -------------             -------------
         Total shareholders' equity (deficit)......................              132,396                  (246,463)
                                                                           -------------             -------------
         Total liabilities and shareholders' equity (deficit)......        $   4,026,947             $   2,483,106
                                                                           =============             =============



 See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                               -----------------------------        ---------------------------
                                                    1999             1998              1999             1998
                                               -----------       -----------        -----------     -----------
Revenue                                        $    75,059     $    37,817          $   184,302     $    96,392

Costs and expenses:

     Operating...........................           59,328          32,828              156,395          85,448
     Selling, general and administrative.           71,322          41,565              182,755         109,599
     Deferred compensation...............            2,535           1,720                4,711           3,104
     Depreciation........................           25,290          11,334               67,429          26,243
     Amortization........................            3,166           3,444               11,177          10,898
                                               -----------     -----------          -----------     -----------
         Total costs and expenses........          161,641          90,891              422,467         235,292
                                               -----------     -----------          -----------     -----------
Loss from operations.....................          (86,582)        (53,074)            (238,165)       (138,900)

Interest income..........................           24,428          21,559               61,713          56,116
Interest expense.........................          (79,419)        (37,434)            (190,172)        (99,050)
                                               -----------     -----------          -----------     -----------
Net loss.................................      $  (141,573)    $   (68,949)         $  (366,624)    $  (181,834)
                                               ===========     ===========          ===========     ===========

Preferred stock dividends and accretion of
     preferred stock redemption obligation,
     including issue costs...............          (17,525)        (15,734)             (51,179)        (42,613)
                                               -----------     -----------          -----------     -----------

Net loss applicable to common shares.....      $  (159,098)    $   (84,683)         $  (417,803)    $  (224,447)
                                               ===========     ===========          ===========     ===========

Net loss per share (basic and diluted)...      $     (1.27)    $     (0.79)         $     (3.41)    $     (2.09)
                                               ===========     ===========          ===========     ===========
Shares used in computation of net loss per
     share...............................      125,376,694     107,767,264          122,357,342     107,316,650
                                               ===========     ===========          ===========     ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------

OPERATING ACTIVITIES:

Net loss............................................................      $   (366,624)             $   (181,834)


Adjustments to reconcile net loss to net cash used in operating activities:

     Deferred compensation expense..................................             4,711                     3,104
     Equity in loss of affiliate....................................             5,185                     2,635
     Depreciation and amortization..................................            78,606                    37,141
     Accretion of interest on senior notes..........................            43,875                    18,940

Changes in assets and liabilities:

     Accounts receivable............................................           (27,339)                   (6,570)
     Other assets...................................................           (16,708)                   (8,231)
     Accounts payable...............................................           (21,461)                   (8,016)
     Accrued expenses and other liabilities.........................            17,951                    18,683
     Accrued interest payable.......................................            50,260                    21,735
                                                                          ------------              ------------
Net cash used in operating activities...............................          (231,544)                 (102,413)


INVESTING ACTIVITIES:

Purchase of property and equipment..................................          (395,953)                 (209,136)
Assets acquired in network lease agreement..........................                --                   (92,000)
Investment in fixed wireless licenses (net of cash received)........          (488,490)                  (67,354)
Investment in unconsolidated affiliates.............................                --                   (13,337)
Maturity of pledged securities......................................            21,135                    19,636
Purchase of marketable securities...................................        (2,545,574)               (3,347,468)
Maturity of marketable securities...................................         2,521,135                 2,916,258
                                                                          ------------              ------------
Net cash used in investing activities...............................          (887,747)                 (793,401)




                                 -- Continued --

                          NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        -----------------         ------------------

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock............      $         --              $    193,824
Repayment of note payable and other obligations.....................            (2,925)                   (7,346)
Proceeds from issuance of common stock upon exercise of stock options           20,356                     2,021
Dividends paid on convertible preferred stock.......................            (9,750)                   (6,500)
Proceeds from issuance of senior notes (net of discount)............         1,000,000                   734,323
Proceeds from sale of common stock..................................           310,533                        --
Costs incurred in connection with financing.........................           (20,500)                  (17,232)
                                                                          ------------              ------------
Net cash provided by financing activities...........................         1,297,714                   899,090
                                                                          ------------              ------------
Net increase in cash and cash equivalents...........................           178,423                     3,276


Cash and cash equivalents, beginning of period......................           319,496                   389,074
                                                                          ------------              ------------
Cash and cash equivalents, end of period............................      $    497,919              $    392,350
                                                                          ============              ============


SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
     Redeemable preferred stock dividends, paid in redeemable
       preferred shares.............................................      $     39,436              $     34,366
                                                                          ============              ============
     Accrued redeemable preferred stock dividends, payable in
       redeemable preferred shares, and accretion of preferred stock
       redemption obligation and issue costs........................      $      1,993              $      1,747
                                                                          ============              ============
     Common stock issued in acquisitions............................      $    350,648              $      5,727
                                                                          ============              ============

Cash paid for interest............................................        $    100,683              $     58,860
                                                                          ============              ============


 See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

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

     The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1999.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      STRATEGIC AGREEMENTS

     In January 1999, the Company entered into a strategic agreement with Covad Communications Group, Inc. Pursuant to this agreement, the Company is a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. The Company has also invested $20.0 million in Covad under this agreement, and Covad is the Company's preferred provider of Digital Subscriber Line, or DSL, services where the Company elects not to provide its own such services. Covad is a leading provider of high-speed digital communications services using DSL technology.

     In July 1999, the Company purchased 150 MHz of broadband fixed wireless spectrum in New York, New York held by SPEEDUS.com, Inc., a facilities based high-speed Internet service provider, and 2,000,000 shares of SPEEDUS.com's common stock for a total of $40.0 million. As part of this transaction, NEXTLINK agreed to provide colocation, transport and access services to SPEEDUS.com. Additionally, SPEEDUS.com will have access to the Company's network testing facilities.

     For the nine months ended September 30, 1999, the Company's net unrealized gain on its equity investment in Covad and SPEEDUS.com was $113.3 million. The net unrealized gain was reported as "other comprehensive income" in accordance with SFAS No. 130,"Reporting Comprehensive Income".

(3)      ACQUISITIONS

     In April 1999, NEXTLINK acquired WNP Communications, Inc. for $698.2 million. Of this amount, $157.7 million was paid in cash to the FCC for license fees, including interest. The remainder was paid to stockholders of WNP, and consisted of $190.1 million in cash and 11,431,662 shares of Class A common stock.

In this transaction, the Company acquired 39 A block LMDS wireless licenses covering an area where approximately 98 million people live or work and one B block LMDS wireless license covering an area where approximately 16 million people live or work. The Company plans to use the fixed wireless licenses acquired in the WNP and NEXTBAND transactions to extend the reach of its fiber networks and to connect additional customers directly to its fiber networks.

     In June 1999, the Company acquired Nextel Communications, Inc.'s 50% interest in NEXTBAND Communications L.L.C. for $137.7 million in cash. The Company had already held a 50% interest in NEXTBAND, and as a result of this acquisition, the Company now wholly owns NEXTBAND. NEXTBAND owns 13 A block LMDS licenses and 29 B block LMDS licenses.

(4)      FINANCINGS

     DEBT

     On June 1, 1999, the Company completed the sale of 10 3/4% Senior Notes and 12 1/4% Senior Discount Notes, both due June 1, 2009. Proceeds from the sale of the 10 3/4% Notes and the 12 1/4% Notes, net of discounts, underwriting commissions, advisory fees and expenses totaled approximately $979.5 million. Interest payments on the 10 3/4% Notes are due semi-annually. The 10 3/4% Notes are redeemable at the option of the Company, in whole or in part, beginning June 1, 2004 at established redemption prices which decline to 100% of the stated principal amount thereof by June 1, 2007. The 12 1/4% Notes were issued at a discount from their principal amount to generate gross proceeds to the Company of approximately $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. The 12 1/4% Notes are redeemable at the option of the Company, in whole or in part, at any time after June 1, 2004 at established redemption prices which decline to 100% of the stated principal amount thereof by June 1, 2007.

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

     COMMON STOCK

     On June 1, 1999, the Company completed the sale of 15,200,000 shares of Class A common stock at $38.00 per share. Of the total shares sold, the Company offered 8,464,100 and 6,735,900 were offered by certain shareholders who previously owned interests in WNP. Gross proceeds to the Company from the offering totaled $321.6 million, and proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $310.5 million.

(5)      STOCK SPLIT

     On July 15, 1999, the Company declared a two-for-one stock split of the Company's Class A and Class B common stock, effective for shareholders of record at the close of business on August 18, 1999. The split was effected in the form of a stock dividend and was paid on August 27, 1999. The accompanying consolidated financial statements have been restated to reflect the stock split.

(6)      RELATED PARTY TRANSACTIONS

     In June 1999, the Company acquired the assets of NEXTLINK, Inc., a company owned by Craig O. McCaw, the Company's largest and controlling shareholder, through a merger transaction. NEXTLINK, Inc. owned approximately 1% minority interests in each of the following subsidiaries of the Company: NEXTLINK California, Inc., NEXTLINK Ohio, Inc., NEXTLINK Pennsylvania, Inc., NEXTLINK Tennessee, Inc., NEXTLINK Washington, Inc., NEXTLINK Solutions, Inc., NEXTLINK Interactive, Inc., NEXTLINK Utah, Inc., Mindshare, LLC, and NEXTLINK New York, Inc. The Company issued 537,806 shares of Class B common stock in exchange for the minority interests. As part of this transaction, Mr. McCaw also received 532,932 shares of the Company's Class B common stock, the number of shares of Class B common stock previously owned by NEXTLINK, Inc. The transaction was accounted for as a purchase of minority interests between entities under common control and, as such, the minority interests were recorded at NEXTLINK, Inc.'s historical cost.

(7)      RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

(8)      REPORTABLE SEGMENTS

     The Company's interactive voice response segment contributed 8.9% and 8.5%, respectively, of the company's total revenue for the three and nine month periods ended September 30, 1999, compared to 15.5% and 15.9%, respectively, for the corresponding periods in 1998. This segment had net income, excluding corporate overhead, of $1.7 million for the third quarter of 1999 compared to $0.4 million in the same period in 1998. Year to date net loss relating to the interactive voice response segment, excluding corporate overhead, was $2.7 million and $0.7 million in 1999 and 1998, respectively.

(9)      SUBSEQUENT EVENT

     In November, the Company entered into a hedge transaction in order to reduce its risk of significant market declines on certain highly volatile equity securities. The Company has pledged $40.0 million in marketable securities as collateral against the hedge options.

PART I.           FINANCIAL INFORMATION

Item 1(b).        FINANCIAL STATEMENTS


                             NEXTLINK CAPITAL, INC.
                                 BALANCE SHEETS

                (AMOUNTS AS OF SEPTEMBER 30, 1999 ARE UNAUDITED)

                                                                            SEPTEMBER 30,            DECEMBER 31,
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

2.       BASIS OF PRESENTATION

     The interim financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1999.

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

     To accomplish this:

     - we have built 30 high bandwidth, or broadband, local networks in 18 states, generally located in the central business districts of the cities we serve, and we are continuing to build additional networks;

     - we have become the nation's largest holder of broadband fixed wireless spectrum with FCC licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

     - through a joint venture, INTERNEXT, we have acquired exclusive interests in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities, including all of the largest cities that our current and planned local networks serve.

     We currently operate local networks in 47 cities. We serve larger cities, such as New York, Los Angeles, Chicago, Atlanta, the San Francisco Bay Area, Denver, Dallas and Miami, medium-sized markets, such as Salt Lake City and Nashville, and clusters of smaller markets in Orange County, California and central Pennsylvania. We are currently building additional local networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000. We launched services in San Diego, Seattle, and Washington D.C. during the first half of 1999, in Newark, Detroit and Houston during the third quarter of 1999, and, most recently, in Phoenix and Boston.

     Our networks typically encircle a city's central business district and connect to our central offices. We build our own networks wherever possible, which enables us to deliver higher quality services and will enable us to deliver new services, which we expect will increase our operating margins.

     Our goal is to provide our customers with complete voice and data network solutions for all of their communications needs, using our own fiber, switches and other facilities to the greatest extent possible. To reduce our reliance on the physical connection for the short distance between our customers and our fiber optic networks, which is currently often leased from the dominant carrier, we intend to increase the number of customers connected directly to our networks. In some cases, we will construct a new fiber optic extension from our network to the customer's premises. In other cases, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer's premises and an antenna attached to our fiber rings. These fixed wireless connections offer high-quality broadband capacity and, in most cases, we expect to cost less than fiber to install. We expect to deploy fixed wireless extensions in 25 markets by the end of 2000.

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

     The table below provides selected key financial and operating data (dollars are in thousands):

                                                                               AS OF AND
                                                                       FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1999              1998
                                                                    ---------------    --------------

    FINANCIAL DATA:
    Gross property and equipment..............................       $1,102,123         $  511,204
    EBITDA (1) ...............................................        $ (55,591)        $  (36,576)

    OPERATING DATA (2):
    Route miles (3)...........................................            3,905              2,150
    Fiber miles (4)...........................................          338,705            158,987
    On-net buildings connected (5)............................            1,163                736
    Off-net buildings connected (6)...........................           20,047              9,688
    Switches installed........................................               28                 18
    Access lines in service (7)...............................          349,154            134,107
    Employees.................................................            3,254              2,065


     (1) EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.
     (2) The operating data includes 100% of the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.
     (3) Route miles refers to the number of miles of the telecommunications path in which our owned or leased fiber optic cables are installed.
     (4) Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.
     (5) Represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier (ILEC) facilities.
     (6) Represents buildings connected to our networks through leased or unbundled ILEC facilities.
     (7) Represents the number of access lines in service, including those lines that are provided through resale of services. We serviced 1,916 resold access lines as of September 30, 1999. We define an access line as a telephone connection between a customer purchasing local telephone services and us. This connection does not include the concept of access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

     In September 1999, we announced plans to move our corporate headquarters from Bellevue, Washington to Northern Virginia. The move is expected to primarily occur during the first half of 2000. We are currently in the process of determining the personnel-related changes and corresponding costs associated with our relocation.

RESULTS OF OPERATIONS


     Revenue increased 98% to $75.1 million during the third quarter of 1999, from $37.8 million in the same period in 1998. Year to date revenue of $184.3 million represented a 91% increase from the $96.4 million reported for the comparable period in 1998. Revenue reported consisted of the following components (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                    1999            1998             1999            1998
                                                 ------------    ------------    -------------    ------------
    Bundled local and long distance, and
    dedicated services.........................  $    59,537     $    21,672      $  142,216      $    49,342
    Shared tenant services.....................        3,478           3,091           9,639            9,577
    Long distance telephone services...........        5,380           6,798          16,724           20,769
    Enhanced services..........................        6,664           6,256          15,723           16,704
                                                 -----------     -----------      ----------      -----------
    Total revenue..............................  $    75,059     $    37,817      $  184,302      $    96,392
                                                 ===========     ===========      ==========      ===========

     The increase in total year to date revenue was driven by 188% growth in revenues from bundled local and long distance services and dedicated services, which corresponded to an increase in customer access lines installed. Our quarterly installation rate of customer access lines increased from 31,220 in the third quarter of 1998 to 65,133 during the third quarter of 1999. As of September 30, 1999, we had 349,154 access lines in service, compared to 134,107 as of September 30, 1998. Revenue from our stand-alone long distance telephone services continues to decline as we convert those customers onto our local networks and begin servicing those customers with our bundled local and long distance products. Enhanced services revenue consists primarily of revenue generated from our interactive voice response (IVR) services.

     We began offering switched local and long distance services in our first seven markets in July 1996, 18 markets during 1997 and 12 additional markets during 1998. We launched services in San Diego, Washington D.C. and Seattle during the first half of 1999, Newark, Detroit and Houston during the third quarter of 1999, and most recently, in Phoenix and Boston. In addition, since January 1995, NEXTLINK has offered private leased line, or dedicated services.

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also include salaries and benefits and related costs of operations and engineering personnel. Operating expenses increased 81% during the third quarter of 1999 to $59.3 million, an increase of $26.5 million over the same period in 1998. For the nine months ended September 30, 1999, operating expense rose $70.9 million or 83% over the same period in 1998. These increases primarily resulted from:

     - increased network costs related to provisioning higher volumes of local, long distance and enhanced services;

     -    an increase in the number of our employees; and

     - an increase in other related costs primarily to expand our local and long distance service businesses in our existing and planned markets.


     Selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. Selling, general and administrative expenses increased 72% and 67%, respectively, for the three and nine-month periods ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to an increase in the number of our employees, as well as other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets.

     We record deferred compensation expense for compensatory stock options issued under our Stock Option Plan over their vesting periods, based on the excess of the fair value at the date of grant over their exercise prices. We expect deferred compensation expense to increase in future periods as a result of compensatory stock options issued during the third quarter of 1999.

     Depreciation expense increased primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with voice and data technologies.

     Interest expense increased 112% in the third quarter of 1999 over the same period in the prior year due to an increase in our average outstanding indebtedness over the respective periods. For more information, see "Liquidity and Capital Resources." Pursuant to Statement of Financial Accounting Standards No. 34, we capitalize a portion of our interest costs as part of the construction cost of our communications networks. Capitalized interest during the third quarter of 1999 totaled $2.8 million. Interest income results from investment of excess cash and securities.

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

     During the first nine months of 1999, we used $231.5 million in cash for operating activities, compared to $102.4 million for the same period in the prior year. The increase was primarily due to a substantial increase in our activities associated with the continued development and expansion of local and long distance service operations. In addition, during the first nine months of 1999, we invested $396.0 million in property and equipment and $522.5 million in acquisitions of telecommunications assets and investments in telecommunications businesses. During the same period in 1998, we invested $209.1 million in property and equipment, and $172.7 million in acquisitions of telecommunications assets and investments in telecommunications businesses.

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


     As of September 30, 1999, we had unrestricted cash and investments of approximately $1,644.0 million.

     In July 1999, we purchased 150 MHz of broadband fixed wireless spectrum in New York, New York held by SPEEDUS.com, Inc., a facilities based high-speed Internet service provider and 2,000,000 shares of SPEEDUS.com's common stock for a total of $40.0 million. Of this amount, $20.0 million was paid in cash in July 1999. The remaining $20.0 million was paid upon closing in October 1999. As part of this transaction, we agreed to provide co-location, transport and access services to SPEEDUS.com. Additionally, SPEEDUS.com will have access to our network testing facility.

     In June 1999, we acquired Nextel Communications Inc.'s 50% interest in NEXTBAND, a joint venture formed in January 1998 by us and Nextel, for $137.7 million in cash. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. The purchase price was determined based on a formula derived from the purchase price paid in the WNP merger.

     In April 1999, we acquired WNP Communications, Inc. for $698.2 million. Of this amount, $157.7 million was paid in cash to the FCC for license fees, including interest. The remainder was paid to stockholders of WNP, and consisted of $190.1 million in cash and 11,431,662 shares of Class A common stock. In this transaction, we acquired 39 A block local multipoint distribution services, or LMDS, wireless licenses covering an area where approximately 98 million people live or work and one B block LMDS wireless license covering an area where approximately 16 million people live or work. We plan to use our fixed wireless licenses to extend the reach of our fiber networks and to connect additional customers directly to our fiber networks. Deploying the technologies associated with our LMDS strategy will require additional capital expenditures.

     In January 1999, we entered into a strategic agreement with Covad Communications Group, Inc., a leading provider of high-speed digital communications services using DSL technology. Pursuant to this agreement, we are a preferred provider to Covad for local transport and colocation services for Covad's regional data centers. We also invested $20.0 million in Covad under this agreement, and Covad is a preferred provider to us of DSL services, where we elect not to provide such services ourselves.

     In July 1998, we formed INTERNEXT L.L.C., which is beneficially owned 50% each by us and Eagle River LLC. INTERNEXT entered into an agreement with Level 3 Communications, Inc. Level 3 is constructing a national fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 fibers in a shared, filled conduit, one entire empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted by INTERNEXT, which is expected to occur substantially during 2000 and 2001. NEXTLINK has guaranteed 50% of the financial obligations of INTERNEXT under this agreement and, together with Eagle River, has also guaranteed the performance of certain other obligations of INTERNEXT.

     On June 1, 1999, we completed the sale of 10 3/4% Senior Notes and 12 1/4% Senior Discount Notes, both due June 1, 2009. We received proceeds from the sale of the 10 3/4% Notes and the 12 1/4% Notes, net of discounts, underwriting commissions, advisory fees and expenses totaling approximately $979.5 million. Interest payments on the 10 3/4% Notes are due semi-annually. We have the option to redeem the 10 3/4% Notes, in whole or in part, beginning after June 1, 2004 at established redemption prices which decline to 100% of the stated principal amount thereof by June 1, 2007. The 12 1/4% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. We have the option to redeem the 12 1/4% Notes, in whole or in part, at any time after June 1, 2004 at established redemption prices which decline to 100% of the stated principal amount thereof by June 1, 2007.

     On June 1, 1999, we completed the sale of 15,200,000 shares of Class A common stock at $38.00 per share. Of the total shares sold, we offered 8,464,100 and 6,735,900 were offered by certain shareholders who previously owned interests in WNP. Gross proceeds from the offering totaled $321.6 million, and our proceeds net of underwriting discounts, advisory fees and estimated expenses aggregated approximately $310.5 million.

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

     In addition, the terms of our 14% Senior Exchangeable Redeemable Preferred Stock contain covenants that may limit our flexibility in incurring additional indebtedness and issuing additional preferred shares. We were in compliance with all covenants associated with our notes and the 14% preferred stock as of September 30, 1999.

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

     STATE OF READINESS

     NEXTLINK has assessed the impact of the Year 2000, and has adopted a formal Year 2000 plan, or the Plan. The purpose of the Plan is to develop and perform reasonable steps intended to prevent our critical operational functions from being impaired due to the Year 2000 problem.

     Our definition of Year 2000 compliance is the ability of all computer systems and hardware to perform as intended regardless of date, and that all data, including date fields, can and will be accessed, processed, maintained, and updated without interruption and with expected results.

     The Plan is divided into four major project areas: the portion of the external Public Service Telephone Network, or PSTN, operated or controlled by NEXTLINK Embedded Systems, which includes our internal network as well as our telecommunications hardware and software; Enterprise Applications, which includes our business operations programs, such as billing and provisioning; and Facilities, which includes our buildings, utilities, security, and other similar functions and systems. Implementation of the Plan is coordinated throughout the Company by a Program Management Team, which is comprised of cross-functional members and includes a business continuity/contingency manager. This team meets regularly with executive management, and periodically advises the Audit Committee and the Board of Directors on the status of the Plan. We have also engaged a third party consulting firm to assist in the completion of certain phases of the Plan.

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

     PHASE III

     The third phase, which is the remediation phase, is scheduled to be completed by November 30, 1999. This phase focuses on the remediation of issues and execution of plans identified in Phase II. Based on our estimates of remediation to be completed, the following is a summary of the estimated percentage of remediation completed for each of the four major Plan project areas:

                                                                      REMEDIATION PLAN
     PROJECT                                                          PERCENT COMPLETED
     -------                                                          --------------------
     PSTN..................................................                   99%
     Embedded Systems......................................                  100%
     Enterprise Applications...............................                   95%
     Facilities............................................                   73%

     One of our subsidiaries, NEXTLINK Interactive, Inc., operates over systems and operating platforms that are independent of those related to our local and long distance services. As such, NEXTLINK Interactive has developed its own Year 2000 Plan, or the Interactive Plan. Based on our estimates, Interactive is 74% complete with the hardware portion of the Interactive Plan and 84% complete with the applications portion of the Interactive Plan. Interactive expects to be Year 2000 ready by December 31, 1999.

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

     YEAR 2000 RISK FACTORS

     Between now and the year 2000 there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. We believe that we employ an adequate number of personnel skilled in dealing with the Year 2000 problem and have retained outside consultants who bring additional skilled people to deal with the Year 2000 problem as it affects us. Nevertheless, we could face shortages of skilled personnel or other resources. These shortages might delay or otherwise impair our ability to assure that our critical systems are Year 2000 compliant. Outside entities could face similar problems that could materially affect us. We believe that the possible impact of the shortage of skilled people and resources is not, and will not be, unique to us.

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

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving us; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for us and our employees, contractors, suppliers, and customers; significant disruption our ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of our critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance. Among other things, we could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. We could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to us. Under these circumstances, the adverse effects on us would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on us from a domestic or global recession or depression also could be material, although not quantifiable at this time.

     We will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the Year 2000 problem.

     CONTINGENCY PLANS

     As part of the Plan, NEXTLINK has developed contingency plans that deal with internal aspects of the Year 2000 problem. The Company's contingency plans contemplate an assessment of all its critical internal information technology systems and its internal operational systems that use computer-based controls. In addition, the Company assessed any critical disruptions due to Year 2000-related failures that are external to the Company. These processes will begin January 1, 2000, and will continue as long as circumstances require.

     The Company's contingency plans include the creation of teams that will be prepared to respond immediately and as necessary to critical Year 2000 problems as soon as they become known. The composition of teams that are assigned to deal with such problems vary according to the nature, significance, and location of the problem.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Some statements and information contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are "forward-looking statements", as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "may", "will", "would," "could," "should", or "anticipates" or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. We wish to caution you that these forward-looking statements are only predictions, and actual events or results may differ materially as a result of risks that we face, including those set forth under "Outlook: Issues and Uncertainties" in our Form 10-K filed with the SEC on March 29, 1999 and other reports and filings made with the Securities and Exchange Commission, including, but not limited to, the following:

     - our ability to quickly and efficiently build networks, as well as the ability of Level 3 to build the national network in which INTERNEXT has an interest;

     - the ability of equipment vendors to develop fixed wireless radios, transceivers and related equipment designed to work at LMDS frequencies, and our ability to deploy fixed wireless connections;

     - the development of IP technology that can be integrated into telecommunications networks;

     -    our ability to attract and retain customers;

     - the quality and price of similar or comparable communications services, and the downward pressure such competition may place on prices for such services;

     - our ability to raise additional capital to meet operating and financing needs;

     - our ability to negotiate and renegotiate interconnection agreements in all of our markets on favorable terms, to obtain and maintain local permits and rights-of-way, and to comply with federal, state and local regulations;

     - our ability to ensure that computer systems and applications will function properly beyond 1999; and

     -    general economic conditions.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


                NEXTLINK filed a registration statement on Form S-1 (File No. 333-32001) which became effective on September 26, 1997, whereby 30,400,000 shares of Class A common stock, $0.02 par value per share, were sold in an initial public offering at a price of $8.50 per share. Of the 30,400,000 shares of Class A Common Stock sold, 24,000,000 shares were sold by NEXTLINK and 6,400,000 shares were sold by a selling shareholder. NEXTLINK did not receive any of the proceeds from the sale of shares by the selling shareholder. In addition, the underwriters of the IPO, led by Salomon Brothers Inc., exercised an option to purchase 4,560,000 additional shares of Class A Common Stock at the same price per share. Net proceeds to NEXTLINK from the IPO totaled approximately $226.8 million, after deducting underwriting discounts, advisory fees and expenses aggregating approximately $16.0 million. NEXTLINK intends to use substantially all of the net proceeds from the IPO for expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the net proceeds from the IPO had been used by NEXTLINK as of September 30, 1999.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its annual meeting of shareholders on August 25, 1999. The following matters were voted upon at the meeting:

                Proposal 1: The following directors were elected:

                                NOMINEE                  Votes For          Votes Withheld
                                -------                 -----------         --------------
                    William A. Hoglund..............   327,036,898                   96,306
                    Steven W. Hooper................   327,037,087                   96,117
                    Nicolas Kauser..................   327,060,074                   73,130
                    Craig O. McCaw..................   325,191,947                1,941,257
                    Sharon L. Nelson................   327,060,413                   72,791
                    Gregory J. Parker...............   327,039,503                   93,701
                    Wayne M. Perry..................   327,037,373                   95,831
                    Jeffrey S. Raikes...............   327,060,874                   72,330
                    Dennis Weibling.................   327,037,373                   95,831

                Proposal 2: The amendment to NEXTLINK's Certificate of Incorporation to increase the authorized common stock from 154,467,600 to 460,000,000 shares, divided into two classes, 400,000,000 shares of Class A common stock and 60,000,000 shares of Class B common stock, was approved, as follows:

     - by Class A common stock, voting as a separate class, with 29,693,421 votes for, 3,396,620 votes against, and 10,138 abstentions;

     - by Class B common stock, voting as a separate class, with 294,032,750 votes for, no votes against, and no abstentions; and

     - by both classes common stock, voting together as a single class, with 323,726,445 votes for, 3,396,620 votes against, and 10,138 abstentions.

     Effective October 19, 1999, our Board of Directors approved amendments to the NEXTLINK Communications, Inc. Stock Option Plan to authorize an additional 5,000,000 shares of our Class A common stock to be issued under the plan, increasing the maximum number of shares authorized for issuance under the plan to 41,000,000, adjusted for NEXTLINK's recent 100% stock dividend. The amendment also provides that the maximum number of shares of Class A stock with respect to which options may be granted to any individual in any calendar year is limited to the maximum number of shares authorized under the plan. These amendments also have been approved by one of our stockholders, Eagle River Investments, L.L.C. Eagle River holds 37,743,574 shares of our Class B common stock, which represents shares with a majority of the total number of votes attributable to all shares of outstanding common stock. Our common stock is the only outstanding class of capital stock of NEXTLINK entitled to vote on this matter. Eagle River approved the Board's action by a written consent in lieu of stockholder meetings dated October 19, 1999, pursuant to Section 228(a) of the Delaware General Corporation Law. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board has not solicited any proxies or consents from any other stockholders in connection with this action. The amendments will become effective 20 days after the date on which we mail the information statement to stockholders of NEXTLINK in accordance with rules of the Securities and Exchange Commission.

Item 5.       OTHER INFORMATION

                None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation of NEXTLINK Communications, Inc. (1)

          3.2 Certificate of Amendment of Certificate of Incorporation of NEXTLINK Communications, Inc.

          3.3  By-laws of NEXTLINK Communications, Inc. (1)

          3.4  Articles of Incorporation of NEXTLINK Capital, Inc. (2)

          3.5  By-laws of NEXTLINK Capital, Inc. (2)

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

          4.5  Form of Stock Certificate of Class A common stock. (9)

          4.6 Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note. (2)

          4.7 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New York, as Trustee. (3)

          4.8 Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee. (1)

          4.9 Indenture dated September 25, 1997, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (12)

          4.10 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

          4.11 Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

          4.12 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York as Trustee. (1)

          4.13 Indenture dated April 1, 1998 between United Trust Company, as Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (5)

          4.14 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

          4.15 Indenture dated November 12, 1998, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2008.(3)

          4.16 Indenture dated June 1, 1999, between NEXTLINK Communications, Inc. and Untied States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes, due 2009.

          4.17 Indenture dated June 1, 1999, between NEXTLINK Communications, Inc. and U.S. Trust Company of Texas, as Trustee, relating to the 12 1/4% Senior Discount Notes, due 2009.

          10.1 Stock Option Plan of NEXTLINK Communications, Inc., as amended

          10.2 Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1)

          10.3 Fiber Lease and Innerduct Use Agreement, dated as of February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network. (5)

          10.4 Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (5)

          10.5 Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC. (13)

          10.6 Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. and Level 3 Communications, LLC. (13)

          10.7 Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

          10.8 Registration Rights Agreement dated January 14, 1999, between NEXTLINK Communications, Inc. and the Holders referred to therein. (7)

          10.9 Consent and Indemnity Agreement of Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc., WNP Communications, Inc. and certain holders of non-voting and voting common stock of WNP Communications, Inc. (10)

         10.10 Consent and Indemnity Agreement of Preferred Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc. and WNP Communications, Inc. (11)

         10.11 Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc.

          27   Financial Data Schedule

--------------------
(1) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975).

(2) Incorporated herein by reference to the exhibit filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603).

(3) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos.333-04603 and 333-04603-01).

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

(10) Incorporated herein by reference to the exhibits filed the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-75923).

(11) Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on April 1, 1999 (Commission File No. 000-22939).

(12) Incorporated herein by reference to the exhibits filed with the Registrations Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577).

(13) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications and NEXTLINK Capital, Inc. (Commission File
     No. 000-22939).

(b)      Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   NEXTLINK Communications, Inc.



Date: November 15, 1999            By: /s/ KATHLEEN H. ISKRA
                                       ----------------------------------------
                                   Kathleen H. Iskra
                                   Vice President and Chief Financial  Officer
                                   (Principal financial and accounting officer)



                                   NEXTLINK Capital, Inc.



Date: November 15, 1999            By: /s/ KATHLEEN H. ISKRA
                                       ---------------------------------------
                                   Kathleen H. Iskra
                                   Vice President and Chief Financial  Officer
                                   (Principal financial and accounting officer)

                          NEXTLINK COMMUNICATIONS, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1  Certificate of Incorporation of NEXTLINK Communications, Inc. (1)

3.2 Certificate of Amendment of Certificate of Incorporation of NEXTLINK Communications, Inc.

3.3  By-laws of NEXTLINK Communications, Inc. (1)

3.4  Articles of Incorporation of NEXTLINK Capital, Inc. (2)

3.5  By-laws of NEXTLINK Capital, Inc. (2)

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

4.5  Form of Stock Certificate of Class A common stock. (9)

4.6  Indenture, dated as of April 25, 1996, by and among NEXTLINK
     Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note. (2)

4.7 First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C., NEXTLINK Capital and United States Trust Company of New York, as Trustee. (3)

4.8 Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee. (1)

4.9 Indenture dated September 25, 1997, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007. (12)

4.10 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

4.11 Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008. (5)

4.12 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York as Trustee. (1)

4.13 Indenture dated April 1, 1998 between United Trust Company, as Trustee and NEXTLINK Communications, Inc. relating to the 9.45% Senior Discount Notes due 2008. (5)

4.14 First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee. (1)

4.15 Indenture dated November 12, 1998, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2008.(3)

4.16 Indenture dated June 1, 1999, between NEXTLINK Communications, Inc. and Untied States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes, due 2009.

4.17 Indenture dated June 1, 1999, between NEXTLINK Communications, Inc. and U.S. Trust Company of Texas, as Trustee, relating to the 12 1/4% Senior Discount Notes, due 2009.

10.1 Stock Option Plan of NEXTLINK Communications, Inc., as amended. 10.2 Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (1) 10.3 Fiber Lease and Innerduct Use Agreement, dated as of February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network. (5)

10.4 Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated as of March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (5)

10.5 Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC. (13)

10.6 Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. and Level 3 Communications, LLC. (13)

10.7 Registration Rights Agreement dated as of January 15, 1997, between the predecessor of NEXTLINK Communications, Inc. and the signatories listed therein. (3)

10.8 Registration Rights Agreement dated January 14, 1999, between the NEXTLINK Communications, Inc. and the Holders referred to therein.(7)

10.9 Consent and Indemnity Agreement of Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc., WNP Communications, Inc. and certain holders of non-voting and voting common stock of WNP
     Communications, Inc. (10)

10.10 Consent and Indemnity Agreement of Preferred Stockholders, dated January 14, 1999, by and among NEXTLINK Communications, Inc. and WNP Communications, Inc. (11)

10.11 Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc.

27   Financial Data Schedule

-----------

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

(5) Incorporated herein by reference to the exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. (Commission File Nos.333-04603 and 333-04603-01).

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

(10) Incorporated herein by reference to the exhibits filed the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No.333-75923)

(11) Incorporated herein by reference to the exhibits filed with the current report on Form 8-K filed on April 1, 1999 (Commission File
     No. 000-22939).

(12) Incorporated herein by reference to the exhibits filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577).

(13) Incorporated herein by reference to the exhibit filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.(Commission File No. 000-22939).