Form 10-K
period 1999-12-31
NEXTLINK COMMUNICATIONS INC /DE/
filed 2000-03-30
CIK 1015126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File No. 000-22939

NEXTLINK COMMUNICATIONS, INC.

NEXTLINK CAPITAL, INC.

A Delaware Corporation	I.R.S. Employer No. 91-1738221
A Washington Corporation	I.R.S. Employer No. 91-1716062

1505 Farm Credit Drive, McLean, Virginia 22102

Telephone Number (703) 547-2000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $0.02

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES [X]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the Class A and Class B Common Stock held by non-affiliates of the Registrants, based upon the closing sale price of the Common Stock on March 15, 2000, as reported on the NASDAQ National Market System, was approximately $8,347,496,373. Shares of Class A and Class B Common Stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding Class A and Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2000, the number of outstanding shares of NEXTLINK Communications, Inc.’s Class A Common Stock was 80,621,499 and Class B Common Stock was 54,880,765. NEXTLINK Capital, Inc. had outstanding 1,000 shares of Common Stock, par value $0.01 per share.

NEXTLINK Capital, Inc. (“NEXTLINK Capital” and together with NEXTLINK Communications, Inc., the “Registrants”) meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

1.	Business	1

2.	Properties	34

3.	Legal Proceedings	34

4.	Submission of Matters to a Vote of Security Holders	34

PART II

5.	Market for Registrants’ Common Stock and Related Stockholder Matters	37

6.	Selected Financial Data	38

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

7A.	Quantitative and Qualitative Disclosure about Market Risk	47

8.	Financial Statements and Supplementary Data	48

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

PART III

10.	Directors and Executive Officers of the Registrant	48

11.	Executive Compensation	48

12.	Security Ownership of Certain Beneficial Owners and Management	48

13.	Certain Relationships and Related Transactions	49

PART IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

NEXTLINK Communications, Inc.

PART I

Item 1.  Business

Introduction

      NEXTLINK Communications, Inc., NEXTLINK or the Company, is a Delaware corporation, which, through its predecessor entities, was formed on September 16, 1994. The Company was originally organized as NEXTLINK Communications, L.L.C., a Washington limited liability company. On January 31, 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which on June 4, 1998 reincorporated in Delaware under the same name.

      NEXTLINK’s principal executive and administrative offices currently are located at 1505 Farm Credit Drive, McLean, Virginia 22102, and its telephone number is (703) 547-2000.

Overview

      Since 1996, NEXTLINK has provided high-quality telecommunications services to the rapidly growing business market. We believe that increasing usage of both telephone service and newer data and information services will continue to increase demand for telecommunications capacity, or bandwidth, and for new telecommunications services and applications.

      To serve our customers’ broad and expanding telecommunications needs, we have assembled a unique collection of high-bandwidth, local and national network assets. We intend to integrate these assets with advanced communications technologies and services in order to become one of the nation’s leading providers of a comprehensive array of communications services.

      To accomplish this:

•	we have built 31 high-bandwidth, or broadband, local networks in 19 states, generally located in the central business districts of the cities we serve, and we are continuing to build additional networks;

•	we have become the nation’s largest holder of broadband fixed wireless spectrum, with Federal Communications Commission, or FCC, licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

•	we have acquired, through a joint venture known as INTERNEXT, rights to use unlit fiber optic strands, known as dark fiber, and an empty conduit in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities in the United States and Canada, including most of the major metropolitan markets that our current and planned local networks serve. By acquiring “dark” fiber rather than leasing “lit” fiber capacity, we have retained control over decisions on where and how to deploy existing or new generations of optical transmission equipment to enhance our network’s capacity and performance.

      We currently offer our customers a variety of voice services and high-speed Internet access. As our networks become increasingly optimized for data transmission and through our pending acquisition of Concentric Network Corporation, we plan to expand our Internet access business and offer additional data services, such as Internet web hosting, support for e-commerce, virtual private network services and other customized data communications services. By web hosting, we mean support for customers’ web sites at our central offices, running either on their computers or on ours.

      In addition, through our NEXTLINK Interactive subsidiary, we currently provide a number of voice response, speech recognition and e-commerce services. We plan to build on our existing expertise in customized information and automated order fulfillment to serve clients with e-commerce businesses, that is, businesses conducting high volume retail transactions over the Internet.

      We are now operating 31 broadband local networks in 49 cities. We are currently building additional networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000. We have been successful in attracting customers in the markets that we serve. We provided nearly 428,000 business telephone lines to our customers as of December 31, 1999, of which more than 78,000 were installed in the fourth quarter of 1999.

      Our local and national networks employ fiber optic technology, which uses light waves to transmit signals over cables consisting of many glass fiber strands. Fiber optic strands have enough capacity to carry tens of thousands times more traffic than traditionally-configured copper wire. Rings of our fiber optic cables typically encircle a city’s central business district and connect to our central offices. These central offices contain the switches and routers that direct calls and data traffic to their destinations, and have space to house the additional equipment necessary for future telecommunications services. Wherever we can, we build and own these local networks ourselves. We believe that owning our own network assets will enable us to deliver higher quality and new services at a lower cost, which we expect will increase our operating margins.

      Our goal is to provide our customers with complete voice and data network solutions for all of their communications needs, using our own fiber, switches and other facilities to the greatest extent possible. Today, however, we frequently lease the existing copper telephone wires from the dominant local telephone company to make the physical connection for the short distance between our customers and our fiber optic networks. Congress and our industry refer to this dominant local carrier as the incumbent local exchange carrier, or the incumbent carrier.

      To reduce our reliance on connections leased from the incumbent carrier, we intend to increase the number of customers connected directly to our networks. In some cases, we will construct a new fiber optic extension from our network to the customer’s premises. In other cases, using our fixed wireless spectrum, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and, in many cases, cost less than fiber to install. We expect to deploy wireless direct connections to our networks in 25 markets by the end of 2000.

      We are also deploying a technology called Digital Subscriber Line, or DSL, to meet the high bandwidth needs of those customers whose connection to our network remains over copper wire. DSL technology increases the effective capacity of existing copper telephone wires. We are installing our own DSL equipment to provide these services ourselves, and we also resell another provider’s DSL services.

      Our networks support a variety of communications technologies. This permits us to offer customers a set of technology options to meet their changing needs, and introduce new technologies as they become available. For example, we have begun to install Internet Protocol, or IP, routers, which will enable us to carry Internet traffic more efficiently and to provide more data services. We also have been installing Asynchronous Transfer Mode, or ATM, routers and switches in our local networks, which will enable us to meet the demands of large, high-volume customers.

      We anticipate that future IP technologies will enable the high-bandwidth, end-to-end national network we are building to carry data, voice and video. Such a network should also enable us to offer our customers entirely new classes of IP services. To serve our customers’ present needs and to take advantage of the future opportunities that technological advances may bring, we intend to remain flexible in our technology choices.

Business Strategy

      Our goal is to provide integrated, end-to-end solutions for all of our customers’ communications needs over our own network. We plan to deliver these solutions primarily through equipment and networks we own or control and, therefore, continue to be a facilities-based carrier. The key components of our strategy to achieve this goal are to:

•	Build Broadband Local Networks. We build high-bandwidth local networks using fiber optic cable bundles, which are capable of carrying high volumes of data, voice, video and Internet traffic as well as other high-bandwidth services. In our newer markets, we install as many as 400 fiber strands in each network, with built-in capacity for future growth. We plan to have completed broadband local networks in most of the nation’s 30 largest cities by the end of 2000.

•	Increase Direct Customer Connections. We generally build our networks in the central business districts of our markets to permit direct connections to a high percentage of the area’s commercial buildings at a lower capital cost. For buildings where direct fiber connections to our networks are not economic, we will use our fixed wireless spectrum to make broadband direct connections where appropriate.

•	Create an Integrated, End-To-End, Facilities-Based National Network. We will use our interest in a 16,000 mile, national fiber optic network to offer end-to-end communications services over our own facilities, rather than lines leased from others. By owning these high-speed facilities rather than leasing “lit” fiber capacity, we will be able to upgrade our system as new generations of optical transmission equipment become available. This will allow us to maximize the capacity and enhance the performance of our network as needed to meet our customers’ current and future broadband data and other communication needs, rather than relying on the owner of leased lines to make those upgrades.

•	Deploy New Technology Optimized for IP. We are installing high-capacity IP routers and switches, wavelength division multiplexing technology, and the latest fiber optic technology in our network to further increase its capacity to meet our customers’ growing data needs. We believe that future IP technologies will enable our network to carry all types of communications traffic, including data, voice and video services.

•	Introduce New Internet Services. In addition to our current offering of high-speed Internet access, we plan to offer customers secure, robust web hosting services at our central offices, and provide extensive back-office support for their e-commerce operations. We expect to substantially accelerate the deployment of data services as a result of our pending acquisition of Concentric.

•	Build on Our Customer Base, Staff and Systems to Succeed in the Data Services Market. We will combine the strategies and skills we have developed competing successfully in the local exchange market with the proven skills of Concentric to compete in the expanding data services market. These include a focus on the business customer, close attention to customer care, and effective, reliable back-office systems.

•	Expand Our Targeted Customer Base. Historically, our targeted customer base has consisted primarily of small and medium-sized businesses. As our capabilities expand through the completion of INTERNEXT’s national fiber optic network, the addition of data service capabilities, including enhancements of those capabilities resulting from the Concentric acquisition, and the addition of ATM and IP technology to our networks, we plan to expand our targeted customers to include larger national customers that can benefit from our unique “end-to-end” broadband capabilities.

•	Attract Experienced Management at All Key Levels. We have attracted a highly qualified senior management team at our headquarters and throughout our field operations. Experienced telecommunications and technology industry executives will lead the implementation of our integrated telecommunications strategy. We expect to benefit from the skills and experience of the seasoned executive, technical and marketing personnel who will be joining us when the Concentric acquisition is completed.

1999 Transactions and Developments

      Local Fiber Optic Network Development. We launched service in 10 major metropolitan markets in 1999, each of which includes one or more fiber optic rings each consisting of up to 432 fiber optic strands. These market launches included San Diego, Seattle and Washington, D.C. during the first half of 1999, Newark, Detroit and Houston during the third quarter of 1999, and Phoenix, Boston, St. Louis and Sacramento in the fourth quarter of 1999. In September 1999, we also connected two additional markets to our South Bay fiber ring in the San Francisco area by launching service in Mountain View and Santa Clara, California.

      Acquisition of Fixed Wireless Spectrum. In 1999, we acquired licenses for broadband fixed wireless spectrum for local multi-point distribution services, or LMDS, in order to expand on our ability to directly connect customers to our network. We are now the largest owner of LMDS spectrum in the United States holding 82 licenses covering approximately 95 percent of the top 30 United States markets, and have entered into agreements to acquire additional licenses. These pending and completed transactions include the following:

•	WNP Communications. In April 1999, we acquired WNP Communications, Inc., which owned licenses for 1,150 MHz of LMDS spectrum, or A block LMDS licenses, in 39 cities and one license for 150 MHz of LMDS spectrum, or B block LMDS license, in one city. The purchase price was $698.2 million, of which $157.7 million was paid in cash to the FCC for license fees, including interest. The remainder was paid to stockholders of WNP, and consisted of $190.1 million in cash and 11,431,662 shares of NEXTLINK Class A common stock.

•	NEXTBAND. In June 1999, we acquired from Nextel Communications Inc. its 50% interest in NEXTBAND, a joint venture formed in January 1998 by us and Nextel. As a result, we now own all of NEXTBAND, which holds A and B block LMDS licenses in 42 markets throughout the United States. The purchase price for Nextel’s interest was $137.7 million in cash, and was determined based on a formula derived from the purchase price paid in the WNP acquisition.

•	SPEEDUS.com. In July 1999, we purchased a license for 150 MHz of LMDS spectrum held by SPEEDUS.com, Inc. in the five boroughs that comprise New York City and 2,000,000 shares of SPEEDUS.com common stock for a total of $40.0 million. SPEEDUS.com is a facilities based high-speed Internet service provider.

•	HighSpeed. In November 1999, we announced a strategic partnership with HighSpeed.Com, L.L.C. in which we will acquire a 15% equity interest in HighSpeed and a license for 300 MHz of LMDS spectrum in Denver, Colorado. In addition to the Denver LMDS license, HighSpeed holds LMDS licenses covering areas where approximately 12 million people live or work in seven western states. We have agreed to pay $18.7 million to HighSpeed.Com in exchange for the 15% interest and the LMDS spectrum. We expect this transaction to close in the second quarter of 2000.

      Field Testing of Fixed Wireless Technology. In September 1999, we began field testing LMDS technology with several customers in the Los Angeles and Dallas areas. For the year prior to that, we had been testing broadband wireless equipment in our Plano, Texas research lab. Field testing gives us the opportunity to test wireless point-to-multipoint and point-to-point equipment from several vendors in several operating environments. In our field tests, we used a point-to-multi-point wireless hub site to connect customers directly to our Los Angeles-area and Dallas fiber networks. Although point-to-point equipment has performed to our standards, we believe that improvements in the price, features, and functionality of the point-to-multi-point equipment must be made before we undertake a broader commercial launch of services using this technology. Our vendors have advised us that these improvements will be incorporated in their second generation equipment, which is expected to be available later this year.

      In January 2000, we completed our field tests and made commercial broadband wireless services available using the point-to-point equipment to a limited group of customers in Los Angeles and Dallas. We have announced commencement of lab testing of the second generation point-to-multi-point equipment that we plan to deploy throughout our networks this year. We plan to deploy service using fixed wireless technology in 25 markets by the end of 2000 as an alternative to fiber to connect customers directly to our fiber optic networks.

      Construction of National Network. In December 1999, the first segment of the intercity national fiber optic network being constructed for INTERNEXT was completed. This segment consisted of most of the network connecting Dallas, Houston, Austin and San Antonio, Texas, the remainder of which is now substantially complete. We expect the construction of the remainder of the fiber backbone in the network to be substantially completed in segments during 2000 and 2001. In January 2000, we entered into an agreement with Eagle River Investments, LLC to acquire the 50% interest in INTERNEXT that we do not currently own, which we expect to close in the second quarter of 2000.

      Equity and Debt Financings. In 1999, we completed public offerings of our Class A common stock, 10 3/4% Senior Notes due 2009 and 12  1/4% Senior Discount Notes due 2009, and private offerings of 10 1/2% Senior Notes due 2009 and 12  1/8% Senior Discount Notes due 2009, with aggregate net proceeds of approximately $1,940.7 million dollars.

•	Common Stock Offering. On June 1, 1999, we completed the sale of 15,200,000 shares of Class A common stock at $38.00 per share. Of the total shares sold, NEXTLINK offered 8,464,100 shares and certain stockholders who previously owned interests in WNP offered 6,735,900 shares. Gross proceeds from the shares offered by NEXTLINK totaled $321.6 million, which yielded proceeds net of underwriting discounts, advisory fees and estimated expenses of approximately $310.5 million.

•	Offering of 10 3/4% Senior Notes due 2009 and 12 1/4% Senior Discount Notes due 2009. Concurrent with our June 1, 1999 common stock offering, we completed the sale of $675.0 million of 10 3/4% Senior Notes due 2009 and $588.9 million in principal amount at maturity of 12 1/4% Senior Discount Notes due 2009. From these sales, we received net proceeds of approximately $979.5 million.

•	Private Offerings of 10 1/2% Senior Notes due 2009 and 12 1/8% Senior Discount Notes due 2009. On November 17, 1999, we completed the sale of $400.0 million of 10 1/2% Senior Notes due 2009 and $455.0 million in principal amount at maturity of 12 1/8% Senior Discount Notes due 2009. From these sales, we received net proceeds of approximately $639.6 million.

In accordance with the terms under which the notes were issued, we are in the process of registering an exchange offer with the Securities and Exchange Commission, in which we will offer holders of these notes the opportunity to exchange the unregistered notes originally issued for registered notes with identical terms and conditions.

      Investment by Forstmann Little & Co. In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK in exchange for newly-created convertible preferred stock of NEXTLINK, to be used to expand our networks and services, introduce new technologies and fund our business plan. The investment closed in January 2000. Pursuant to the terms of the preferred stock, Nicholas C. Forstmann and Sandra J. Horbach, both general partners at Forstmann Little, joined NEXTLINK’s Board of Directors in January 2000.

      Acquisition of Canadian Fixed Wireless Spectrum. In December 1999, our NEXTLINK International subsidiary joined a venture, Wispra Networks, Inc., with TD Capital Group, a leading Canadian private equity investor in the communications and media industry, and Wispra Inc., a previous participant in Canada’s broadband wireless marketplace. In December, Wispra Networks was named the provisional winner of six fixed broadband wireless 24 GHz spectrum licenses, following an auction of the licenses by Industry Canada, covering areas in which approximately 14.3 million people live or work, including Toronto, Montreal, Vancouver, Ottawa, Edmonton, Calgary and surrounding areas. Wispra Networks has paid a total of approximately Cdn. $74 million for 400 MHz of spectrum in the six market areas. Wispra Networks anticipates that Industry Canada will officially issue the licenses for the spectrum in 2000. Wispra was founded to provide broadband telecommunications services in Canada using emerging wireless telecommunications technologies.

Post Year-End Transactions and Developments

      Agreement to Acquire Concentric Network Corporation. In January 2000, we agreed to acquire Concentric Network Corporation, a provider of high-speed DSL, web hosting, e-commerce, and other Internet services. As a combined company, we will be able to offer a complete, single source communications solution to our customers by combing our voice and data products with the full array of products from Concentric’s Internet business, data center, and application service provider services.

      In this transaction, both NEXTLINK and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will assume all of our and Concentric’s outstanding debt obligations. In the transaction, each outstanding share of our Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to our Class A and Class B common stock. In addition, each outstanding share of Concentric common stock would be converted into 0.495 of a share of Class A common stock of the surviving corporation, unless the trading price of our Class A common stock at the effective time is less than or equal to $90.91, in which case each outstanding share would be converted into $45.00 of Class A common stock of the surviving corporation (based on the trading price of our Class A common stock prior to the effective time). If at the effective time our average stock price is less than $69.23, each outstanding share of Concentric common stock would covert into 0.650 of a share of Class A common stock of the surviving corporation. The transaction is subject to approval of the Concentric stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000.

      Acquisition of INTERNEXT Interest.

      In January 2000, as part of the reorganization of NEXTLINK under which we will acquire Concentric Network Corporation, we entered into an agreement with Eagle River Investments, LLC, to acquire the 50% interest of INTERNEXT, L.L.C. that we do not currently own. NEXTLINK and Eagle River formed INTERNEXT to hold our interests in the national network. The purchase price for Eagle River’s interest is approximately 3.4 million shares of the Class A common stock of the corporation surviving the reorganization. As a result of this acquisition, which is expected to be consummated in the second quarter of 2000, we will own the entire interest in this 16,000 mile, 50 city national broadband network. The closing of this transaction is not conditioned on the closing of the Concentric acquisition.

      Secured Credit Facility. On February 3, 2000, we entered into a $1.0 billion senior secured credit facility underwritten by a syndicate of banks and other financial institutions. The credit facility consists of a $387.5 million tranche A term loan facility, a $225.0 million tranche B term loan facility and a $387.5 million revolving credit facility. We have borrowed $375.0 million under this facility.

      The security of the credit facility consists of the assets purchased using the proceeds thereof, the stock of certain of our direct subsidiaries, all assets of NEXTLINK and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries.

      Both the revolving credit facility and the tranche A term loan facility mature on December 31, 2006, and the tranche B term loan facility matures on June 30, 2007. The maturity date for each of the facilities may be accelerated to October 31, 2005 unless we have refinanced our $350.0 million 12 1/2% Senior Notes due 2006 by April 15, 2005. We also are required to repay the facilities in full upon the occurrence of a change of control.

      Amounts drawn under the revolving credit facility and the term loans bear interest, at our option, at the alternate base rate or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins.

      The credit agreement contains customary events of default and covenants restricting and limiting our ability to engage in certain activities, including but not limited to:

•	limitations on indebtedness, guarantee obligations and the incurrence of liens,

•	restrictions on sale lease back transactions, consolidations, mergers, liquidations, dissolutions, leases, certain sales of assets, transactions with affiliates and investments,

•	restrictions on issuance of preferred stock, dividends and distributions on capital stock and other similar distributions, and

•	restrictions on optional payments and modifications of other debt instruments, changes in fiscal year, and changes in lines of business.

      Two-for-One Stock Split. In February 2000, our Board of Directors declared a two-for-one stock split of our common stock, to be paid on June 15, 2000 in the form of a stock dividend. The split is subject to stockholder approval of a proposed increase in the number of shares of our common stock authorized for issuance. This proposal will be considered and voted on at our May 24, 2000 annual meeting of stockholders.

Industry and Market Overview

      Prior to 1984, AT&T Corp. dominated both the local exchange and long distance marketplace by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. While the court-ordered breakup of AT&T established the conditions for competition in the long distance services market in 1984, the market for local exchange services has been, until recently, virtually closed to competition and has largely been dominated by regulated monopolies. To foster competition in the long distance market, AT&T’s divested local exchange businesses, the Regional Bell Operating Companies, or RBOCs, were prohibited from providing long distance services to customers in their home markets.

      We believe that a similarly critical event occurred in 1996 with the passage of the Telecommunications Act of 1996, or the Telecom Act. Before passage of this law, in most locations throughout the United States, the incumbent carrier operated a virtual monopoly in the provision of most local exchange services. However, just as competition slowly emerged in the long distance business prior to the mandated breakup of AT&T, competitive opportunities also have slowly emerged over the last 10 years at the local exchange level.

      We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. These provisions include:

•	Interconnection—provides competitors the right to connect to the incumbent carriers’ networks at any technically feasible point and to obtain access to its rights-of-way;

•	Unbundling of the Local Network—allows competitors to purchase and utilize components of the incumbent carriers’ network selectively;

•	Reciprocal Compensation—establishes the framework for pricing between a competitor and the incumbent carrier for use of each other’s networks; and

•	Number Portability—allows incumbent carrier customers to retain their current telephone numbers when they switch to a competitor.

      The Telecom Act and the subsequent rules issued by the FCC governing competition, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the local exchange markets. These developments created opportunities for new entrants into the local exchange market to capture a portion of the incumbent carrier’s dominant, and historically monopoly controlled, market share of local services. The development of switched local service competition, however, is still in its early stages.

      Industry sources estimate that in 1998 the total revenues from local and long distance telecommunications services were approximately $210 billion, of which approximately $105 billion were derived from local exchange services and approximately $105 billion from long distance services. Based on FCC information, total revenues for local and long distance services grew at a compounded annual rate of approximately 5.4% between 1992 and 1998.

      In addition to traditional local and long distance voice services, telecommunication services have been growing at an accelerated pace because of increased data telecommunications, such as Internet usage. As technology advances, we believe the demand for broadband capacity and additional business and consumer telecommunications services will increase.

      The emergence of the Internet and the widespread adoption of IP as a data transmission standard in the 1990s, combined with deregulation of the telecommunications industry and advances in telecommunications technology, have significantly increased the attractiveness of providing data communication applications and services over public networks. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including email, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise.

      The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably Web access and email. However, usage of the Internet for business applications has been impeded by the limited security and unreliable performance inherent in the structure and management of the Internet. In addition, transmission delays make the Internet less appealing for these emerging applications. Although private networks are capable of offering lower and more stable transmission delays, providers of these emerging applications also desire a network that will offer their customers full access to the Internet. As a result, these businesses and applications providers require a network that combines the best features of the Internet, such as openness, ease of access and low cost made possible by the IP standard, with the advantages of a private network, such as high security, low/fixed latency and customized features.

      Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. According to industry analyst Forrester Research, Inc., the Internet services market will grow from $2.8 billion in 1998 to $56.6 billion in 2003. Forrester Research predicts that access revenue will comprise nearly $42.0 billion of the 2003 market and hosting services revenue will comprise the remainder.

NEXTLINK’s Networks

      We have built, and are continuing to build, fiber optic networks with robust capacity in urban centers across the country. Our IP-optimized national network will connect these local networks to one another. Our fiber optic and wireless customer connections will complete our goal of becoming an end-to-end, facilities-based provider of broadband communications services.

     Local Fiber Optic Networks

      The core of each of our local networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices. These facilities contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services.

      We are now operating 31 broadband local networks in 49 cities, having launched networks in 10 major metropolitan markets in 1999 and having connected two additional markets to our South Bay Area network. Based on our recent successes in operating and expanding our existing networks, as well as new opportunities in other markets, we are pursuing an aggressive growth plan. We are currently building additional local networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000.

      The following table provides information on the markets in which we have launched bundled switched local and long distance services.

Launch Date for Switched
State	Market	Local Services

Arizona:	Phoenix	October 1999

California:	Los Angeles/ Orange County:

	Anaheim	July 1997

	Costa Mesa	July 1997

	Fullerton	July 1997

	Garden Grove	July 1997

	Huntington Beach	July 1997

	Inglewood	July 1997

	Irvine	July 1997

	Long Beach	July 1997

	Los Angeles	July 1997

	Orange	July 1997

	Santa Ana	July 1997

	Sacramento	December 1999

	San Diego	March 1999
San Francisco Bay Area:

	Fremont	May 1998

	Milpitas	May 1998

	San Jose	May 1998

	Palo Alto	May 1998

	Sunnyvale	May 1998

	Mountain View	September 1999

	Santa Clara	September 1999

Colorado	Denver	December 1998

District of Columbia	Washington	June 1999

Florida	Miami	December 1998

Georgia	Atlanta	September 1998

	Marietta	September 1998

Illinois	Chicago	February 1998

Massachusetts	Boston	November, 1999

Michigan	Detroit	September 1999

Missouri	St. Louis	December 1999

Nevada	Las Vegas	April 1997

New Jersey	Newark	July 1999

New York	Manhattan	September 1998

Ohio	Cleveland	April 1997

	Columbus	April 1997

Pennsylvania	Allentown	July 1996

	Harrisburg	July 1996

	Lancaster	July 1996

	Reading	July 1996

	Philadelphia	July 1997

	Scranton/ Wilkes Barre	December 1997

Tennessee	Memphis	July 1996

	Nashville	July 1996

Texas	Dallas	December 1998

	Houston	September 1999

Launch Date for Switched
State	Market	Local Services

Utah	Salt Lake City	January 1997

	Orem/ Provo	September 1997

Washington	Spokane	July 1996

	Seattle	June 1999

      We build high capacity networks using a backbone density ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands times the amount of traffic as traditionally-configured copper wire. We believe that installing high-count fiber strands will allow us to offer a higher volume of broadband and voice services without incurring significant additional construction costs. To enhance our ability to connect customers directly to our networks, we design them to serve both core downtown areas and other metropolitan and suburban areas where business development supports the capital required for the network build.

      Our customer base has been growing rapidly, as the following table of access lines installed on our networks illustrates:

	Markets	Total Access
As of	in Service	Lines Installed

December 31, 1996	7	8,511

December 31, 1997	25	50,131

December 31, 1998	37	174,182

December 31, 1999	49	428,035

     National Network

      We are creating a single, end-to-end network by linking our local networks to one another through the use of a national fiber optic backbone network currently being constructed by Level 3 Communications for INTERNEXT. When complete, we will be able to utilize this network to offer our customers integrated, end-to-end telecommunications services over facilities we control. By owning these high-speed “dark” fiber facilities rather than leasing “lit” fiber capacity from others, we have retained control over decisions on where and how to deploy existing or new generations of optical transmission equipment. This will allow us to maximize the capacity and enhance the performance of our network as needed to meet our customers’ current and future broadband data and other communications needs, rather than relying on the owners of leased lines to make those upgrades.

      This national network is planned to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. INTERNEXT L.L.C., a joint venture managed by us and currently owned 50% each by us and Eagle River, has entered into a cost sharing agreement with Level 3 with respect to this network. Under this agreement, INTERNEXT has:

•	an exclusive interest in 24 “dark” fibers in a shared, filled conduit throughout this network;

•	an exclusive interest in one empty conduit, through which we expect to be able to pull up to 432 fiber optic strands; and

•	the right to 25% of the “dark” fibers pulled by Level 3 through the sixth and any additional conduits in the network.

      We expect the construction of the fiber backbone in the national network to be substantially completed in years 2000 and 2001.

      We have entered into an agreement to acquire from Eagle River the 50% interest that we did not own of INTERNEXT. As a result of this acquisition, which is expected to close in the second quarter of 2000, we will have complete control over this national network. Although this acquisition is part of the transition in which we will acquire Concentric, the two closings are not conditioned on one another.

     Connecting Customers to Our Networks

      We intend to reduce our reliance on customer connections leased from the incumbent carrier by increasing the number of customers connected directly to our networks. We believe that by deploying direct connections to our customers, rather than connecting through the incumbent carriers’ facilities, we will be better positioned to meet our customers’ communications requirements. Direct customer connections enhance our ability to:

•	ensure technological support for high-bandwidth communications;

•	manage and control the quality of services used by our customers;

•	meet the varying bandwidth needs of our customers; and

•	achieve better operating margins.

      By designing and deploying high capacity local networks, we maximize the number of customers that can be connected directly to our networks with fiber strands that we own or using our LMDS spectrum. By having both fiber and LMDS spectrum at our disposal, we can directly connect customers to our network using the most cost efficient means. In those instances where it is not cost effective or feasible to directly connect customers to our networks using fiber or fixed wireless technology, we can connect them by leasing the incumbent carriers’ facilities, and meet their high bandwidth needs by deploying DSL technology where available.

      Fiber Optics. In cases where expected revenues justify the cost, we will construct a new fiber optic extension from our network to the customer’s premises. Whether it is economic to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network, and

•	local permitting requirements.

      Even if we initially determine that it is not economic to construct a fiber connection to a building, we will continually reexamine the costs and benefits of a fiber connection and may at a later date determine that construction of one is justified.

      Making a direct fiber optic connection for a customer who is a tenant in an office building requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street. Space in building risers for fiber optic cables is limited, and in some office buildings, particularly the premier buildings in the largest markets, competition among carriers to gain access to this space is intense. Moreover, increasingly the owners of these buildings are seeking to impose fees or other revenue sharing arrangements as a condition of access.

      Broadband Wireless Spectrum. In cases where construction of a fiber optic connection is not economic, we plan to deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and, in many cases, cost less to install than fiber connections.

      In January 2000, we announced completion of our first generation broadband wireless field tests and the availability of commercial broadband wireless services to a limited group of customers in Los Angeles and Dallas. We also announced commencement of lab testing of the second generation point-to-multi-point equipment that we plan to deploy throughout our networks this year and that we will purchase broadband, point-to-multi-point access equipment from Nortel Networks on a non-exclusive basis. We expect to deploy wireless direct connections to our networks in 25 markets by the end of 2000.

      Through a series of auction bids and acquisitions, we have become the largest holder of broadband fixed wireless spectrum in North America. We hold licenses to 1,150 to 1,300 MHz of LMDS spectrum in 52 cities, covering areas where 95% of the population of the 30 largest U.S. cities live or work. Our licenses also include

150 MHz of LMDS spectrum in 13 smaller cities and 300 MHz of spectrum in the five boroughs that comprise New York City. In addition, we have entered into an agreement to acquire 300 MHz of spectrum in Denver, Colorado. We believe that, for many locations, broadband wireless connections from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or copper connections.

      The following table provides information on the markets in which we hold LMDS licenses.

Market	MHz

Birmingham, AL	1,150

Huntsville, AL	1,150

Los Angeles, CA	1,300

Sacramento, CA	1,150

San Diego, CA	150

San Francisco, CA	150

San Luis Obispo, CA	1,150

Santa Barbara-Santa Monica, CA	1,150

Denver, CO(1)	300

Hartford, CT	1,300

New Haven-Waterbury-Meriden, CT	1,300

New London, CT	150

Washington, DC	1,300

Jacksonville, FL	1,150

Lakeland-Winterhaven, FL	150

Miami-Ft. Lauderdale, FL	1,150

Ocala, FL	150

Tampa-St. Petersburg-Clearwater, FL	1,150

West Palm Beach-Boca Raton, FL	1,150

Atlanta, GA	1,300

Chicago, IL	1,300

Indianapolis, IN	1,300

Des Moines, IA	1,150

Lexington, KY	1,150

Louisville, KY	1,150

Baltimore, MD	1,300

Boston, MA	1,300

Springfield-Holyoke, MA	1,150

Worcester-Fitchburg-Leominster, MA	1,150

Detroit, MI	1,300

Minneapolis-St. Paul, MN	1,300

Kansas City, MO	150

St. Louis, MO	1,300

Manchester-Nashua-Concord, NH	1,150

Albany-Schenectady, NY	1,150

Buffalo-Niagara Falls, NY	1,150

New York, NY(2)	300

Rochester, NY	1,300

Syracuse, NY	1,150

Charlotte-Gastonia, NC	1,150

Hickory-Lenoir-Morganton, NC	1,150

Raleigh-Durham, NC	1,150

Cleveland, OH	150

Cincinnati, OH	150

Columbus, OH	150

Mansfield, OH	150

Toledo, OH	150

Klamath Falls, OR	150

Medford-Grants Pass, OR	150

Portland, OR	1,150

Philadelphia, PA-Wilmington, DE	1,150

Pittsburgh, PA	1,150

Providence-Pawtucket, RI	1,300

Columbia, SC	1,150

Greenville-Spartanburg, SC	1,150

Chattanooga, TN	1,150

Knoxville, TN	1,150

Memphis, TN	1,150

Nashville, TN	1,150

Austin, TX	1,300

Dallas-Ft. Worth, TX	1,150

Houston, TX	1,150

San Antonio, TX	1,150

Richmond-Petersburg, VA	1,150

Seattle, WA	1,150

Milwaukee, WI	1,300

(1)	Pending closing of the transaction with HighSpeed.Com.

(2)	For the five boroughs comprising New York City, we hold licenses for 300 MHz of spectrum. For the remainder of the New York Basic Trading Area, we hold licenses for 1,300 MHz of spectrum.

      In order to obtain the necessary access to install our LMDS equipment and connect our intended customers, we must secure roof and other building access rights, including access to conduits and wiring from the owners of each building or other structure on which we propose to install our equipment, and may need to obtain construction, zoning, franchise or other governmental permits.

      DSL Technology. We are also currently deploying DSL technology to meet the high-bandwidth needs of those customers located less than three miles from the incumbent carrier’s central office and whose customer connection remains over copper wire. DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many locations, existing copper connections using DSL technology from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or LMDS connections.

      We have arrangements with incumbent carriers with respect to more than 247 of their central offices that enable us to make direct connections to each business or resident connected to that central office over leased lines. These arrangements are known in our industry as collocations. We have introduced our own DSL equipment and services at many of our collocation sites, and plan to introduce DSL equipment and services at other collocation sites, to provide our customers with increased data carrying capacity.

Technology

      The wires, cables and spectrum that comprise the physical layer of our networks can support a variety of communications technologies. We seek to offer customers a set of technology options to meet their changing needs, and introduce new technologies as necessary. Specifically, we believe that a service platform based on Internet Protocol, or IP, will provide us with significant future opportunities, because it will enable data, voice and video to be carried inexpensively over our end-to-end, facilities-based network. We have, therefore, begun to supplement our current data and voice switching technology with IP and ATM equipment.

      These technologies will enable us to offer our customers additional services, such as high-speed Internet access, Internet web hosting, e-commerce and other Internet services. Because they are more efficient, IP and ATM technology increase the effective capacity of networks for these types of applications, and in the future may become the preferred technology for voice calls and faxes as well.

     Circuit Switching vs. Packet Switching

      There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit switch-based communications systems, which currently dominate the public telephone network, establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

      Packet switch-based communications systems, which format the information to be transmitted into a series of shorter digital messages called “packets,” are the preferred means of data transmission. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet, a single dedicated channel between communication points is not required.

      Packet switch-based systems offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel.

      IP technology, an open protocol that allows unrelated computer networks to exchange data, is the technological basis of the Internet. The Internet’s explosive growth in recent years has focused intensive efforts worldwide on developing IP-based networks and applications. In contrast to protocols like ATM, which was the product of elaborate negotiations between the world’s monopoly telephone companies, IP is an open standard, subject to continuous improvement.

      We believe that a form of IP-based switching will eventually replace both ATM and circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions – including voice, fax and video – simply as forms of data transmission. Current implementations of IP technology over the

Internet lack the necessary quality of service to support real-time applications like voice and fax at commercially acceptable quality levels. We fully expect that a combination of increased bandwidth and improved technology will correct these deficiencies.

      We are in the process of constructing IP points of presence in all of our major markets using high-capacity IP routers. We have launched points of presence in eight of our markets, through which we offer Internet-related services, and plan to launch and acquire, through the Concentric acquisition, additional points of presence in 2000. We currently connect these points of presence with leased backbone facilities. On completion, our national network will serve as our IP backbone.

      We believe that the IP deployment currently under way on our network will enable us to implement new services based on current IP technology, and position us to adopt future IP technology implementations as they evolve to support fully integrated communications networks. We anticipate remaining flexible in our use of technology, however, so that as underlying communications technology changes, we will have the ability to take advantage of and implement these new technologies.

      To enhance the capacity of our networks, we are incorporating wavelength division multiplexing technology, which increases the capacity of an optical fiber by simultaneously operating at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths. To further enhance our network’s capacity, we also are using the latest in fiber technology. In our national network, we are deploying a new generation of fiber that allows for faster transmission of traffic with less dispersion than previous generations, which can enhance the speed and capacity of the national network.

     LMDS Wireless Technology

      LMDS is a fixed broadband service that the license holder may use to provide high-speed data transfer, wireless local telephone service, wireless transmission of telephone calls in bulk quantity, video broadcasting and videoconferencing, in any combination. This spectrum is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to many others. As the word “local” in the local multipoint distribution service name implies, the radio links provided using LMDS frequencies are of limited distance, typically of a few miles or less, due to the degradation of these high-frequency signals over greater distances.

      A wireless connection typically consists of paired antennas that we anticipate will be placed at a distance of up to 2.5 miles from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows. Point-to-multipoint technology allows a single hub site antenna to be used to form multiple paths with antennas located on numerous customer buildings. As few as four hub site antennas can provide telecommunications connections to buildings in all directions that have line of sight visibility.

      Wireless local loop technology typically utilizes millimeter wave transmissions having narrow beam width, reducing the potential for channel interference and allowing dense deployment and channel re-use. This means that, like cellular telephone systems, LMDS sites can be split into sectors in order to increase the available capacity. The large amount of capacity in each channel permits the simultaneous use of multiple voice and data applications.

      LMDS and other wireless broadband services require a direct line of sight between two antennas comprising a link and are subject to distance and rain attenuation. We expect that the average coverage radius of a base station will be up to approximately 2.5 miles, depending on local conditions, and we expect that our base stations will utilize power control to increase signal strength where necessary to mitigate the effects of rain attenuation. In areas of heavy rainfall, transmission links will be engineered for shorter distances and greater power to maintain transmission quality. This reduction of path link distances to maintain transmission quality requires more closely spaced transceivers and, therefore, tends to increase the cost of service coverage.

      Due to line of sight limitations, we currently plan to install our transceivers and antennas on the rooftops of buildings. Line of sight and distance limitations generally do not present problems in urban areas, provided that suitable roof rights can be obtained, due to the existence of unobstructed structures from which to transmit and the concentration of customers within a limited area. Line of sight and distance limitations in non-urban areas can arise due to lack of structures with sufficient height to clear local obstructions. We may have to plan to construct intermediate links or use other means to resolve these line of sight and distance issues. These limitations may render point-to-multipoint links uneconomic in certain locations.

Applications and Services

     Voice Applications and Services

      In each market in which we operate, we currently offer the telephone services listed below, at prices generally determined and implemented locally in each market. These prices are generally 10% to 15% lower than the pricing for comparable local services from the incumbent carrier. Our service offerings include:

•	standard dial tone, including touch tone dialing, 911 and operator assisted calling;

•	multi-trunk services, including direct inward dialing, or DID, and direct outward dialing, or DOD;

•	long distance service, including 1+, 800/888 and operator services;

•	voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities; and

•	directory listings and assistance.

      In each of our operational markets, we have negotiated and entered into interconnection agreements with the incumbent carrier, and implemented permanent local number portability, which allows customers to retain their telephone numbers when changing telephone service providers.

      Additionally, in each of our markets we offer the following services to long distance carriers and high volume customers, which our customers use as both primary and back-up circuits:

•	special access circuits that connect end users to long distance carriers;

•	special access circuits that connect long distance carriers’ facilities to one another; and

•	private line circuits that connect several facilities owned by the same end user.

      Historically, our targeted customer base has consisted of primarily small and medium-sized businesses. As our capabilities expand through the completion of INTERNEXT’s national fiber optic network, the addition of data service capabilities, including enhancements of those capabilities resulting from the Concentric acquisition, and the addition of IP technology to our networks, we plan to expand our targeted customers to include larger national customers that can benefit from our unique end-to-end broadband capabilities.

     Data Applications and Services

      In the eight markets in which we have launched IP points of presence, we offer Internet access services. We will offer Internet access services in all of our markets as we launch additional points of presence this year or acquire them in the Concentric acquisition. We offer these services on a stand-alone basis and bundled with local and long distance telephone service.

      We intend to configure the central offices of our network backbone with electrical and environmental controls and 24-hour maintenance and technical support, which will provide an attractive location for our customers to locate their larger computers (which are known as servers) or from which they can run important applications on servers that we will maintain. This will enable us to offer:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services;

•	Server Hosting: collocation of customers’ servers in our central offices;

•	Application Hosting: running our customers’ enterprise-wide applications at our central offices and distributing them as needed over our network to ensure uniformity, reduce costs and implement upgrades on a continuous and immediate basis; and

•	E-Commerce Support: support for high-volume purchases over the Internet, including system design, order fulfillment and network security.

      In December 1999, we launched Internet access services as an Internet service provider, or ISP, in eight markets. We expect that our acquisition of Concentric will significantly accelerate implementation of our data services strategy and, in particular will significantly enhance our ability to market Internet access services utilizing Concentric’s status as an ISP with significant peering arrangements. Concentric provides high speed Internet access, virtual private networks and web hosting services principally to small to medium-sized enterprises.

      We also plan to combine the capabilities of our national network with the mass-market e-commerce expertise we have developed through NEXTLINK Interactive to offer customers a broad range of services to their e-commerce activities, including telecommunications, web-site design, order fulfillment and enhancement of back-office systems.

Other Businesses

     NEXTLINK Interactive

      Through our NEXTLINK Interactive subsidiary, we develop systems for clients that enable those clients’ consumers to order products and services, receive information, seek assistance, and a host of other capabilities via the Internet, through a call center or within a physical store location. NEXTLINK Interactive’s systems enable its clients to seamlessly integrate sales and customer service functions across their Internet site, call center and physical store, thereby creating a uniform experience for its clients’ customers regardless of how a customer chooses to interact with the NEXTLINK Interactive client. NEXTLINK Interactive builds, operates, maintains and hosts customized Internet and telephony-based third-party software applications and technologies that are integrated with its clients’ existing or desired operational and business systems. It hosts these applications in data centers and deploys them to the client across a network, thereby alleviating the client’s need to purchase, own, install, or maintain these applications. Clients pay for the use of these customized solutions through a combination of “upfront” payments for installation and system integration and recurring fees based on transaction volume.

      Examples of solutions that NEXTLINK Interactive has developed and operated for its clients include:

•	Automated cross channel purchasing and customer service;

•	Applications that identify and supply consumers with information that directs them to the closest retail location or dealer;

•	Applications that configure and prices a product or service for a consumer; and

•	Subscription or metered based service delivery.

      Examples of key technologies and capabilities include:

•	Hardware and software integration expertise;

•	E-commerce application development;

•	Interactive Voice Response (IVR) and natural language speech recognition development;

•	Call center solutions development and integration;

•	Handheld and kiosk application development; and

•	Application management and hosting.

      Significantly, in February 2000, NEXTLINK Interactive announced that it entered into an agreement to develop one of the largest installations in the world of interactive voice response and natural language speech recognition applications for Federal Express Corp.

      NEXTLINK Interactive’s service offerings currently are not integrated with NEXTLINK’s telecommunications networks and services. We, however, plan to use these service offerings as a means to expand the relationship with NEXTLINK Interactive’s customers to include utilization of telecommunications services on our network.

      For financial information regarding NEXTLINK Interactive’s operations, see note 16 to our consolidated financial statements regarding reportable segments.

     Shared Tenant Services

      Through our NEXTLINK One subsidiary (formerly known as Start Technologies) acquired in November 1997, we provide shared tenant services. Shared tenant services are telecommunications management services provided to groups of small and medium-sized businesses located in the same office building. This service enables businesses too small to justify hiring their own telecommunications managers to benefit from the efficiencies, including volume discounts, normally available only to larger enterprises.

      NEXTLINK One installs an advanced telecommunications system throughout each building it serves, leasing space for on-site sales and service, and offers tenants products and services such as telephones, voice mail, local calling lines, discounted long distance and high speed Internet connections, all on a single, detailed invoice.

Sales and Customer Care

     Overview

      We use a two-pronged sales strategy, one directed to the sale of local, long distance, and high-speed Internet access services and the other to enhanced communications services. Historically, our primary sales efforts have focused on selling switched local and long distance to small and medium-sized businesses and professional groups with fewer than 50 business lines. Our market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance, and customer service. Using direct sales efforts, we offer bundled local and long distance services that are generally priced at a 10% to 15% discount from the incumbent carrier. By bundling local and long distance services, we believe we provide our customers a level of convenience that has been generally unavailable since the break-up of AT&T.

      In some of our markets, we also target high concentrations of business customers in multi-tenant commercial office buildings in major metropolitan areas. This allows these business customers to benefit from voice and data services offered through our on-site facilities and technical staff. We market our enhanced communications services nationally through a separate direct sales force.

      In addition, we employ a national sales team to market services to long distance carriers and large commercial users. As our capabilities expand through the completion of INTERNEXT’s national fiber optic network, the addition of data service capabilities, including enhancements of those capabilities resulting from the Concentric acquisition and the addition of IP technology to our networks, we plan to expand our targeted customers to include larger national customers that can benefit from our unique end-to-end broadband capabilities.

     Sales Force

      We have established a highly motivated and experienced direct sales force and customer care organization that is designed to establish a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the incumbent carriers. We have expanded our sales force from 319 salespeople at December 31, 1998 to 707 salespeople at December 31, 1999. Salespeople are given incentives through a commission structure that generally targets 40-50% of a salesperson’s compensation to be based on performance.

      Concentric pursues a multi-tiered sales strategy consisting of third party distribution channels, inbound and outbound telesales, value-added resellers, original equipment manufacturers and a direct sales force. After closing the Concentric acquisition, we plan to leverage these distribution channels as a means to complement our direct sales force approach.

     Customer Care

      We augment our direct sales approach with customer care and support from locally based customer care representatives. We have structured our customer care organization so that each customer has a single customer care point of contact who is responsible for solving problems and responding to customer inquiries. We have expanded our customer care organization from 256 customer care employees at December 31, 1998 to 321 employees at December 31, 1999. Our goal is to provide a customer care group that has the ability and resources to respond to and resolve customer problems as they arise. We believe that customer care representatives are most effective if they are based in the communities in which we offer services, which also allows, among other things, the opportunity for the representatives to visit the customer’s location.

Regulatory Overview

     Overview

      The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as NEXTLINK. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T, known as a Regional Bell Operating Company, or RBOC — which owned and operated the entire local exchange network. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Bell Atlantic, U S WEST (which has agreed to merge with Qwest Communications International, Inc.), and SBC Communications. Among other things, the Telecom Act preempts state or local governments from prohibiting any entity from providing telecommunications service, which had the effect of eliminating prohibitions on entry found in almost half of the states at the time the Telecom Act was enacted.

      The Telecom Act requires incumbent carriers to interconnect their facilities with those of their competitors, including NEXTLINK. This interconnection obligation permits our customers to exchange telecommunications traffic with the customers of other carriers, including the incumbent carrier. This ability to interconnect with incumbent carriers and the preemption of state and local prohibitions on entry are essential to our ability to be a full service provider of telecommunications services.

      At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service, and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state and local regulation, and other legislative and judicial initiatives relating to the telecommunications industry, could significantly affect our business.

       Federal Regulation

      Although the FCC exercises jurisdiction over our communication facilities and services, we are not currently required to obtain FCC authorization for the installation, acquisition or operation of our wireline network facilities. We are, however, required to hold and have obtained FCC authorizations for the operation of our fixed wireless LMDS facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us freer to set our own pricing policies. The FCC does require us to file interstate tariffs on an ongoing basis for interstate access, rates charged among carriers for access to their networks, and domestic and international long distance service. An FCC order that could have exempted us from any requirement to file tariffs for interstate access and domestic long distance service has been stayed pending further judicial review, and, as a result, we currently file tariffs for these services.

      The following table summarizes the interconnection rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements, if properly implemented.

Issue	Definition	Effect

Interconnection	Efficient network interconnection to transfer calls back and forth between incumbent carriers and competitive networks (including 911, 0+, directory assistance, etc.)	Allows the customers of NEXTLINK and other competitors to exchange traffic with customers connected to other networks

Local Loop Unbundling	Allows competitors to selectively gain access to incumbent carriers’ facilities and wires which connect the incumbent carriers’ central offices with customer premises	Reduces the capital costs of NEXTLINK and other competitors to serve customers not directly connected to their networks

Reciprocal Compensation	Mandates reciprocal compensation for local traffic exchange between incumbent carriers and NEXTLINK and other competitors	Improves NEXTLINK’s and other competitors’ margins for local service

Number Portability	Allows customers to change local carriers without changing numbers	Allows customers to switch to NEXTLINK’s and other competitor’s local service without changing phone numbers

Access to Phone Numbers	Mandates assignment of new telephone numbers to NEXTLINK’s and other competitors’ customers	Allows NEXTLINK and other competitors to provide telephone numbers to new customers on the same basis as the incumbent carrier

      In January 1999, the U.S. Supreme Court upheld key provisions of the FCC rules implementing the Telecom Act, in a decision that was generally favorable to competitive telephone companies such as NEXTLINK. In finding that the FCC has general jurisdiction to implement the Telecom Act’s local competition provisions, the Supreme Court confirmed the FCC’s role in establishing national telecommunications policy, and thereby created certainty regarding the rules governing local competition going forward.

      Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented to permit competitive telephone companies like NEXTLINK to complete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to our operations.

      Unbundling of Incumbent Network Elements. In the January 1999 Supreme Court decision discussed above, the Court affirmed the FCC’s interpretation of matters related to unbundling of incumbent carriers’ network elements. It held that the FCC correctly interpreted the meaning of the term “network element”, which defines the parts of an incumbent carrier’s operations that may be subject to the “unbundling” requirement of the Telecom Act. The Court, however, also held that the FCC did not correctly determine which network elements must be unbundled and made available to competitive telephone companies such as NEXTLINK. In November 1999, the FCC released its order addressing the deficiencies in the FCC’s original ruling cited by the Supreme Court. The order is generally viewed as favorable to NEXTLINK and other competitive carriers because it ensures that incumbent carriers will be required to continue to make available those network elements, including unbundled loops, that are crucial to our ability to provide local and other services. It states that incumbent carriers must provide access to the following unbundled network elements:

•	loops, including loops used to provide high-capacity and advanced telecommunications services, which allows competitors to access all of the features, functions and capabilities of the transmission facilities owned by the incumbent carrier between its central office and the customer’s location;

•	network interface devices, which permits competitors to connect their facilities with the telephone wiring inside the customer’s location;

•	local circuit switching (except for larger business customers in major urban markets), which allows competitors to access all of the features, functions and capabilities of the incumbent carrier’s switch;

•	dedicated and shared transport, which allows competitors to utilize transmission facilities owned by the incumbent carrier between customer locations and the incumbent carrier’s switches or between the incumbent carrier’s switch locations;

•	signaling and call-related databases, which competitors use to correctly route and bill calls; and

•	operations support systems, which permit competitors to submit orders to the incumbent for unbundled network elements and for provisioning, repair and maintenance services.

      In addition, incumbent carriers must provide access to combinations of elements if they are currently combined in the networks, but the FCC did not address whether an incumbent carrier must combine network elements that are not already combined in the network because that issue is pending before the Eighth Circuit Court of Appeals.

      The FCC declined, except in limited circumstances, to require incumbents to unbundle the facilities used to provide high-speed Internet access and other data services. In addition, the FCC did not require incumbents to provide competitive carriers with access to operator and directory assistance services. These aspects of the order are not expected to have a material adverse effect on our operations.

      The Supreme Court’s decision did not address or resolve the incumbent carriers’ challenge to the FCC’s forward-looking pricing methodology for unbundling network elements. The incumbent carriers have challenged this methodology before the Eighth Circuit Court of Appeals, claiming that the pricing procedure should take into account historical costs. If the incumbent carriers succeed in this contention, we would be required to pay more to purchase network elements, which could increase our cost of doing business.

      Regulation of the RBOC’s Ability to Provide Long Distance Service. The FCC has primary jurisdiction over the implementation of Section 271 of the Telecom Act, which provides that the RBOCs cannot combine in-region long distance services with the local services they offer until they have demonstrated that:

•	they have entered into an approved interconnection agreement with a facilities-based competitive telephone company or that no such competitive telephone company has requested interconnection as of a statutorily determined deadline,

•	they have satisfied a 14-element checklist designed to ensure that the RBOC is offering access and interconnection to all local exchange carriers on competitive terms, and

•	the FCC has determined that allowing the RBOC to offer in-region, long distance services is consistent with the public interest, convenience and necessity.

      In December 1999, Bell Atlantic became the first RBOC to win Section 271 authority when the FCC approved its application to provide long distance services in the State of New York. SBC Communications has pending an application filed with the FCC in January 2000 for Section 271 authority to enter the long distance market in Texas. The FCC is expected to rule on this application in April 2000. In addition, several applications are currently pending before state commissions and it is expected that these applications plus several new applications are likely to be filed with the FCC in the near future. We cannot predict if any of these applications will be approved or when such approval is likely to occur. Approval could have an adverse affect on our ability to compete if it is not accompanied by safeguards to ensure that the RBOC continues to comply with the market-opening requirements of Section 271 or if it is granted prematurely before the RBOC has completely satisfied the market-opening requirements. For example, the FCC recently fined Bell Atlantic after concluding that widespread systems problems have hindered many of its customers from switching telephone service to Bell Atlantic’s competitors.

      Provision of Advanced Telecommunications Services. Rules promulgated under the Telecom Act restrict the RBOCs’ ability to provide advanced telecommunications services, such as data and DSL services. In August 1998, the FCC denied the request of various RBOCs that the FCC waive enforcement of these restrictions, but the agency also initiated a proceeding, which is still pending, to determine whether to relax some of the restrictions. Certain of the RBOCs also have filed tariffs for the provision of advanced services, such as DSL, that are based upon an assumption that these services are outside the purview of the Telecom Act under certain circumstances. The FCC has allowed these tariffs to go into effect and has determined that the RBOCs’ treatment of these services is lawful. This decision may have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data services that are better than those made available to unaffiliated competitors.

      Universal Service. In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service.” For example, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including NEXTLINK, must pay for these programs based on its share of certain defined telecommunications revenues. In a 1999 decision, the Fifth Circuit Court of Appeals issued a ruling that had the net effect of somewhat lowering our contribution of revenues to universal service. We cannot be sure that legislation or FCC rulemaking will not increase the size of our subsidy payments or the scope of the subsidy program.

      Access Charge Reform. Long distance carriers pay local carriers, including NEXTLINK, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. In response, the FCC has initiated a proceeding to consider whether competitors’ access charges should be regulated and a request by AT&T that competitors’ access rates be set through negotiation rather than tariffing. The method selected and the timing of a FCC decision to lower access charge levels or an FCC decision requiring that competitors’ access rates be set through negotiation rather than tariffing may reduce access charge revenue that we receive from long distance carriers. Although an FCC decision lowering access charges may reduce our access charge revenues, we do not expect that such a reduction would have a material impact on our total revenues or financial position.

      Regulation of Business Combinations. The FCC, along with the Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the Telecom Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. For example, the FCC conditioned its approval of the recent Ameritech and SBC Communications combination on the parties’ agreement to a series of safeguards intended to neutralize any adverse affect on competitors. In addition, the FCC approved the Qwest and US West combination, subject to Qwest’s divestiture of long distance customers in US West territory. We cannot predict whether these conditions will be effective, nor can we predict whether the FCC will impose similar conditions should it approve future business combinations currently under consideration by the FCC, including the proposed mergers of GTE with Bell Atlantic and MCI WorldCom with Sprint.

     State Regulation

      State regulatory commissions retain jurisdiction over our facilities and services to the extent they are used to provide intrastate communications. We expect that we will be subject to direct state regulation in most, if not all, states in which we operate in the future. Many states require certification before a company can provide intrastate communications services. We are certified in all states where we have operations and certification is required. We cannot be sure that we will retain such certifications or that we will receive authorization for markets in which we expect to operate in the future.

      Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. In some states, our tariff can list a range of prices for particular services. In other states, prices can be set on an individual customer basis. We are not subject to price cap or to rate of return regulation in any state in which we currently provide service.

      Under the regulatory arrangement contemplated by the Telecom Act, state authorities continue to regulate matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecom Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecom Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies.

     Local Government Regulation

      In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our fiber-optic networks. In some of the areas where we provide network services, our subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted above, these activities must be consistent with the Telecom Act, and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction.

      If an existing franchise or license agreements were terminated prior to its expiration date and we were forced to remove our fiber from the streets or abandon our network in place, our operations in that area would cease, which could have a material adverse effect on our business as a whole. We believe that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that we would prevail in any judicial or regulatory proceeding to resolve such a dispute.

     Environmental Regulation

      Our switch site and customer premise locations are equipped with back-up power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered back-up generators, and we use batteries to back-up some of our customer premise equipment. Federal, state and local environmental laws require that we notify certain authorities of the location of hazardous materials and that we implement spill prevention plans. During 1999, we instituted a program, retained environmental consultants, and worked with federal and state environmental regulators to bring us into compliance with these laws and regulations. The cost related to those efforts are not expected to be material. We believe that we currently are in compliance with these requirements in all material respects.

     Canadian Regulation

      Wispra Networks, as the provisional winner of fixed broadband wireless spectrum licenses in Canada’s recent spectrum auction, will be subject to regulation by Industry Canada, which regulates wireless licensees, and the Canadian Radio-television and Telecommunications Commission, known as CRTC, which regulates local, interexchange and international telecommunications carriers operating in Canada. To be eligible to hold wireless licenses or to operate as a Canadian competitive local exchange carrier, an entity must be Canadian-owned and controlled and incorporated under the laws of Canada. Although Wispra expects that its applications to hold its wireless licenses and for competitive carrier status ultimately will be approved, it cannot predict whether that approval will be conditioned upon changes to the joint venture between NEXTLINK International and its Canadian partners that are adverse to our interests. Wispra must also secure licenses from the cities in its markets to occupy the municipal rights of way. Wispra has no assurance that these licenses will be granted, or that if they are granted that they are on terms and conditions favorable to Wispra.

      Like in the United States, incumbent carriers in Canada must provide competitive carriers with interconnection, including collocation in their central offices and access to unbundled network elements. There, however, are significant differences between the Canadian and the United States regulatory structures. In many cases, the Canadian regulations are less favorable for competitive carriers than those applicable in the United States. In addition, Canadian regulation promotes the ownership and control of Canadian telecommunications carriers by Canadians and restricts the voting rights and equity participation of non-Canadian investors like us in ventures like Wispra.

Competition

      The regulatory environment in which we operate is changing rapidly. The passage of the Telecom Act combined with other actions by the FCC and state regulatory authorities continues to promote competition in the provision of telecommunications services.

     Incumbent Carriers

      In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent carriers in our markets for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Current competition for telecommunications services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our networks’ dual path architectures and state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks.

     Other Competitors

      We also face, and expect to continue to face, competition for local telecommunications services from other competitors and potential competitors. In addition to the incumbent carriers, competitors and potential competitors offering or capable of offering switched local and long distance services include long distance carriers such as AT&T, MCI WorldCom, Inc. and Sprint Corporation (which has agreed to merge with MCI WorldCom), cable television companies the largest of which have merged or agreed to merge with AT&T and America Online, Inc., electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users, as well as other new entrants such as Qwest, Level 3, McLeodUSA Incorporated, Winstar Communications, Inc. and Teligent, Inc.

      We also compete with long distance carriers in the provision of long distance services. Although the long distance market is dominated by three major competitors, AT&T, MCI WorldCom, and Sprint, hundreds of other companies, such as Qwest, also compete in the long distance marketplace. In addition, we will compete with the RBOCs for the provision of long distance service as they receive FCC authority to offer such service.

      Many of our existing and potential competitors have financial, personnel and other resources, including name recognition, significantly greater than ours.

     Data Service Competitors

      Whether or not the Concentric acquisition closes, we will face competition from at least four groups of companies for Internet access and other data services, and the following are examples of the key competitors in these groups:

•	Telecommunications companies: AT&T, MCI WorldCom, Sprint, Qwest, Level 3 Communications, the incumbent carriers;

•	Online service providers: America Online, Inc., CompuServe Corporation, MSN, the Microsoft Network, Prodigy Communications Corporation;

•	Internet service providers: BBN Corporation, a subsidiary of GTE, EarthLink Network, Inc., MindSpring Enterprises, Inc., PSINet Inc., Verio Inc., other national and regional providers; and

•	Web hosting providers: AboveNet Communications, Exodus Communications.

      Additional groups of competitors include cable companies and DSL providers, including Covad Communications Group, Inc. and Rhythms Netconnections, Inc.

      Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us, even if the Concentric acquisition closes.

     Other Business Competitors

      Our enhanced communications service offerings are also subject to competition. For example, there are several competitors that offer interactive voice response services similar to those offered by NEXTLINK Interactive, such as Call Interactive and West Teleservices Corporation, which we believe focus their sales efforts on large volume interactive voice response service users. Additionally, many of the long distance competitors discussed above have their own enhanced services products that compete with those offered by NEXTLINK Interactive.

      Our shared tenant services business competes with a number of companies offering similar services, including Allied Riser Communications Corporation, OnSite Access and Cypress Communications.

Employees

      As of December 31, 1999, we employed approximately 3,500 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Risk Factors

     Risks Related to Liquidity and Financial Resources

We have a history of increasing net losses and negative cash flow from operations and may not be able to satisfy our cash needs from operations

      For each period since inception, we have incurred substantial and increasing net losses and negative cash flow from operations. For 1999, we posted a net loss attributable to common stockholders of approximately $627.9 million and showed negative cash flow from operations of approximately $358.9 million. Our accumulated deficit was approximately $1,217.5 million at December 31, 1999. We expect that losses and negative cash flow from operations will continue over the next several years.

      Our existing operations do not currently, and are not expected to in the near future to, generate cash flows from which we can make interest payments on our outstanding notes, make dividend payments on our outstanding preferred stock or fund continuing operations and planned capital expenditures. We cannot know when, if ever, net cash generated by our internal business operations will support our growth and continued operations. If we are unable to generate cash flow in the future sufficient to cover our fixed charges and are unable to raise sufficient funds from other sources, we may be required to:

•	refinance all or a portion of our existing debt and redeemable preferred stock; or

•	sell all or a portion of our assets.

We have substantial existing debt and we will incur substantial additional debt

      As of December 31, 1999, we had outstanding nine issues of senior notes totaling $3,733.3 million in principal amount, approximately $4.1 million in miscellaneous debt obligations of our subsidiaries, and two series of redeemable preferred stock. These preferred stock series include 8,324,796 shares of 14% exchangeable preferred stock, with a liquidation preference of $50 per share, and 4,000,000 shares of 6 1/2% cumulative convertible preferred stock, with a liquidation preference of $50 per share.

      Since December 31, 1999, we have obtained a $1,000.0 million credit facility, of which $375.0 million has been drawn, and have issued two additional series of preferred stock in connection with the Forstmann Little investment. These preferred stock issuances included 584,375 shares of Series C cumulative convertible participating preferred stock and 265,625 shares of Series D convertible participating preferred stock, both with a liquidation preference of $1,000 per share.

      At December 31, 1999 Concentric’s total liabilities (including current portion) was $214.8 million, including its 12  3/4% Senior Notes due 2007, which has an aggregate principal amount of $150.0 million. Concentric also has outstanding 187,205 shares of preferred stock with dividends which accrue at the rate of 13 1/2% per year which, prior to June 1, 2003, are payable in additional shares of preferred stock at Concentric’s option, and which are redeemable at $1,000 per share, and 50,000 shares of preferred stock with dividends which accrue at the rate of 7% per year, redeemable at $1,000 per share.

      The indentures under which our notes have been issued, and our credit facility, permit us to incur substantial additional debt. We fully expect to draw down the remaining $625 million available under our credit facility and borrow substantial additional funds in the next several years. This additional indebtedness, together with any indebtedness we assume in connection with the Concentric acquisition, will further increase the risk of a default unless we can establish an adequate revenue base and generate sufficient cash flow to repay our indebtedness. We cannot assure you that we will ever establish an adequate revenue base to produce an operating profit or generate adequate positive cash flow to provide future capital expenditures and repayment of debt.

We do not have sufficient additional financing commitments to meet our long term needs and, if we are not successful in raising additional capital, we will not be able to build and maintain our business

      Building our business will require substantial additional capital spending. Our capital spending plans have increased substantially over time, as our strategy has evolved and our planned networks have grown larger and more robust. We will need to raise additional capital because our anticipated future capital requirements exceed the $1,881.8 million in cash and marketable securities we had on hand as of December 31, 1999, the $850.0 million that we received in January 2000 in connection with the Forstmann Little investment, the $375.0 million that we received in February 2000 in connection with our credit facility, and the $625.0 million currently available under our credit facility, our only current commitment for additional financing. If we fail to raise sufficient capital, we may be required to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and our ability to compete in the telecommunications services industry and generate profits for stockholders, and could even result in a payment default on our existing debt.

      Under the terms of the indenture governing Concentric’s 12 3/4% Senior Notes due 2007, and the terms of its 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock, upon completion of the Concentric acquisition we will be required to offer to repurchase those outstanding senior notes and shares of preferred stock at a purchase price equal to 101% of the principal amount of the senior notes and 101% of the liquidation preference of the shares of the preferred stock. As of December 31, 1999, the total principal amount of the senior notes and the liquidation preference of the shares of preferred stock outstanding was approximately $338.7 million. If we were required to utilize available cash to fund repurchase of all or a significant amount of Concentric’s senior notes and preferred stock, it would reduce the amount of funds available to implement our business plan.

The covenants in our indentures and credit facility restrict our financial and operational flexibility, which could have an adverse affect on our results of operations

      The indentures under which our senior notes have been issued and our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our credit facility also requires us to maintain specified financial ratios. If we fail to comply with these covenants or meet these financial ratios, the noteholders or the lenders under our credit facility could declare a default and demand immediate repayment. Unless we cure any such default, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our credit facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our direct subsidiaries, all assets of NEXTLINK and, to the extent of $125 million of guaranteed debt, all assets of certain of our subsidiaries. In addition, a default under any of these obligations could adversely affect our rights under other commercial agreements.

      Our existing debt obligations and outstanding redeemable preferred stock also could affect our financial and operational flexibility, as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt and dividends on preferred stock, which will reduce the funds available for other purposes;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a downturn in our business.

     Risks Related to Network Development

If we cannot quickly and efficiently install our hardware, we will be unable to generate revenue

      Each of our networks consists of many different pieces of hardware, including switches, routers, fiber optic cables, electronics and combination radio transmitter/receivers, known as transceivers, and associated equipment, which are difficult to install. If we cannot install this hardware quickly, the time in which customers can be connected to our network and we can begin to generate revenue from our network will be delayed. You should be aware that the construction of our national fiber optic network is not under our control, but is under the control of Level 3 Communications. If Level 3 fails to complete its network on time or if it fails to perform as specified, our strategy of linking our local networks to one another and creating an end-to-end national network will be delayed.

IP technology has not yet been perfected for full service networks like ours

      We plan to rely on IP technology as the basis for our planned end-to-end network. Although IP technology is used throughout the Internet, its extension to support other telecommunications applications, such as voice and video, has not yet been perfected, and IP technology currently has several deficiencies, including poor reliability and quality. Integrating these technologies into our network may prove difficult and may be subject to delays. We cannot assure you that these improvements will become available in a timely fashion or at reasonable cost, if at all, or that the technology choices we make will prove to be cost effective and correct.

We may not be able to connect our network to the incumbent carrier’s network or obtain Internet peering arrangements on favorable terms

      We require interconnection agreements with the incumbent carrier to connect our customers to the public telephone network. We cannot assure you that we will be able to negotiate or renegotiate interconnection agreements in all of our markets on favorable terms.

      If we fail to consummate the Concentric merger for any reason, we will require peering arrangements with other ISPs, particularly the large, national ISPs, to implement our planned expansion of data services including Internet access services. Peering arrangements are agreements among Internet backbone providers to exchange data traffic. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Although we anticipate that we would be able to enter into the agreements necessary to become an ISP, the terms and conditions of these peering agreements are becoming more restrictive as Internet service becomes increasingly commercialized, and we cannot be sure that these peering arrangements would be on favorable terms.

Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers directly to our networks and reduce our operating margins

      Connecting a customer who is a tenant in an office building directly to our network requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like NEXTLINK to pay fees or otherwise share revenue as a condition of access. We have not been required to pay these fees in the smaller markets we have served in the past, but may be required to do so to penetrate larger markets, which would reduce our operating margins. In addition, some major office building owners have equity interests in, or joint ventures with, companies offering broadband communications services over fiber optic networks and may have an incentive to encourage their tenants to choose those companies’ services over ours or to grant those companies more favorable terms for installation of in-building cabling.

Our deployment of wireless first mile connections could be delayed by a lack of acceptable equipment and by installation risks

      Our LMDS broadband wireless spectrum is a newly-authorized service, and equipment vendors are only beginning to offer radios, transceivers and related equipment designed to work at these frequencies. Recently completed field testing revealed that improvements in the price, features and functionality of the point-to-multi-point equipment must be made before we undertake a broader commercial launch of services using this technology. Although our vendors have advised us that these improvements will be incorporated in their second generation equipment, this equipment is still in development. We cannot be certain that commercial quantities of equipment meeting our standards will be available in time to meet our development schedule.

      LMDS direct connections require us to obtain access to rooftops from building owners and to satisfy local construction and zoning rules for antennas and transmitters. The need to obtain these authorizations could be an additional source of cost and delay.

We cannot accurately predict the total cost of our wireless first mile deployment

      Although we have selected one vendor from which we will purchase LMDS equipment, because our fixed wireless deployment strategy contemplates utilizing a number of equipment vendors, we do not know precisely how much the equipment we will need will cost. Installation costs are expected to vary greatly, depending on the particular characteristics of the locations to be served. After initial installation, we expect to incur additional costs to reconfigure, redeploy and upgrade our wireless direct connections as technologies improve.

It is expensive and difficult to switch new customers to our network, and provisioning bottlenecks with the incumbent carrier can slow the new customer connection process

      It is expensive and difficult for us to switch a new customer to our network because:

•	a potential customer faces switching costs if it decides to become our customer, and

•	we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network.

      Our principal competitors, the incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests.

If we lose key personnel and qualified technical staff, our ability to manage the day-to-day aspects of our complex network will be weakened

      We believe that a critical component for our success will be the attraction and retention of qualified professional and technical personnel. There is intense competition for qualified personnel in our business with the technical and other skill sets that we seek. The loss of the services of our senior executive management team or other key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the introduction of new services or the entry into new markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. In addition, we must also develop and retain a large and sophisticated sales force, particularly in connection with our plan to target larger national customers. If we fail to do so, there will be an adverse effect on our ability to generate revenue and, consequently, our operating cash flow.

     Risks Related to Competition and Our Industry

We face competition in local markets from other carriers, putting downward pressure on prices

      We face competition in each of our markets principally with the incumbent carrier in that market, but also from recent and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace, such as AT&T, MCI WorldCom and Sprint (which has agreed to merge with MCI WorldCom). This competition places downward pressure on prices for local telephone service and data services, which can adversely affect our operating results. In addition, we expect competition from other companies, such as cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. We cannot assure you that we will be able to compete effectively with these industry participants.

We face competition in long distance markets, putting downward pressure on prices

      We also face intense competition from long distance carriers in the provision of long distance services, which places downward pressure on prices for long distance services, including both voice and data services, and makes it difficult for us to achieve positive operating cash flow. Although the long distance market is dominated by three major competitors, AT&T, MCI WorldCom and Sprint (which has agreed to merge with MCI WorldCom), hundreds of other companies, such as Qwest, also compete in the long distance marketplace. We also anticipate that the incumbent carriers will be competing in the long distance market in the near future. We cannot assure you that we will be able to effectively compete with any of these industry participants.

We face competition in creating a national broadband network

      Several of our competitors, such as AT&T, MCI WorldCom, Qwest, Level 3, IXC and Williams, are creating end-to-end broadband networks that would compete directly with the network we are building. In addition, other competitors have the ability to do so as well. We cannot assure you that we will be able to successfully compete with these service providers.

We face competition for data services

      Competitors for data services consist of online service providers, Internet service providers and Web hosting providers. New competitors continue to enter this market and include large computer hardware, software, media and other technology and telecommunications companies, including the incumbent carriers. Certain telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their network services. Certain companies, including America Online, BBN, PSINet and Verio, have also obtained or expanded their Internet access products and services.

Many of these competitors have superior resources, which may place us at a cost and price disadvantage

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than those of NEXTLINK. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Finally, our competitors’ cost advantages give them the ability to reduce their prices for an extended period of time if they so choose.

The technologies we use may become obsolete, which would limit our ability to compete effectively

      The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers.

      The following technologies and equipment that we use or will use are subject to obsolescence: wireline and wireless transmission technologies, circuit and packet switching technologies, multiplexing technologies and data transmission technologies, including the DSL, ATM and IP technologies. In addition, we cannot assure you that the technologies in which we choose to invest will lead to successful implementation of our business plan.

      Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

•	effectively use leading technologies;

•	continue to develop technical expertise;

•	enhance current networking services;

•	develop new services that meet changing customer needs; and

•	influence and respond to emerging industry standards and other technological changes.

      Our pursuit of necessary technological advances may require substantial time and expense.

We may be required to pay patent licensing fees, which will divert funds which could be used for other purposes

      From time to time, we receive requests to consider licensing certain patents held by third parties that may have bearing on our interactive voice response, other enhanced, or data services. Should we be required to pay license fees in the future, such payments, if substantial, could have a material adverse effect on our results of operations.

Our company and industry are highly regulated, imposing substantial compliance costs and restricting our ability to compete in our target markets

      We are subject to varying degrees of federal, state and local regulation. This regulation imposes substantial compliance costs on us. It also restricts our ability to compete. For example, in each state in which we desire to offer our services, we are required to obtain authorization from the appropriate state commission. We cannot assure you that we will receive authorization for markets or services to be launched in the future. For further discussion regarding regulatory matters and risks related thereto, see “Business — Regulatory Overview”.

The requirement that we obtain permits and rights-of-way increases our cost of doing business

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

     Risks Related to Growth, Development of Data Services and the Concentric Acquisition

Continued rapid growth of our network, services and subscribers could be slowed if we cannot manage this growth

      We have rapidly expanded and developed our network, services and subscribers, and expect to continue to do so. This has placed and will continue to place significant demands on our management, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development will depend on a number of factors, including:

•	technological developments;

•	our ability to hire, train and retain qualified personnel in a competitive labor market;

•	availability of rights-of-way, building access and antenna sites;

•	development of customer billing, order processing and network management systems that are capable of serving our growing customer base;

•	cooperation of the existing local telephone companies;

•	regulatory and governmental developments; and

•	existence of strategic alliances or relationships.

      We will need to continue to improve our operational and financial systems and our procedures and controls as we grow. We must also develop, train and manage our employees.

Our ability to succeed in the data services market is uncertain

      Our ability to succeed in the data services market depends to a large extent on our ability to build a tailored, value-added network services business. Our ability to do so is subject to the following risks:

•	the data services markets are relatively new, and current and future competitors are likely to introduce competing services or products which may result in market saturation;

•	certain critical issues concerning commercial use of tailored, value-added services and Internet services, including, among others, security, reliability, ease and cost of access, and quality of service, remain unresolved and may impact the growth of such services;

•	the market for data services may fail to grow or grow more slowly than anticipated;

•	reliability, quality or compatibility problems with new enterprise service offerings which we may introduce could significantly delay or hinder market acceptance and could divert technical and other resources;

•	our inability to obtain sufficient quantities of sole- or limited-source components required to provide data services or to develop alternative sources, if required, could result in delays and increased costs in expanding, and overburdening of, our network infrastructure;

•	suppliers may not provide us with products or components that comply with Internet standards or that inter-operate with other products or components used in our network infrastructure;

•	capacity constraints that adversely affect the system performance if demand for data services were to increase faster than projected or were to exceed current forecasts;

•	our ability to respond to changing customer requirements or evolving industry trends;

•	the failure of any link in the delivery chain, including the networks with which we may establish public or private peering arrangements or private transit;

•	the market for tailored value-added network services is extremely competitive, and we expect that competition will intensify in the future;

•	increased price and other competition due to Internet industry consolidation;

•	interruptions in service due to a natural disaster, such as an earthquake, or other unanticipated problem; and

•	liability for information disseminated through our network.

      If the Concentric acquisition closes, we could face these risks sooner, and the magnitude of such risks could be greater, than if we fully implemented our data services strategy organically.

The Concentric acquisition remains subject to Concentric stockholder approval and other conditions

      If Concentric stockholders fail to approve our proposed acquisition, or if that transaction fails to close for any other reason, our data strategy will likely take longer than if we combined with Concentric and our entry into the data services and web hosting business will be delayed. As a consequence, our business will not expand as rapidly in this significant, rapidly growing area of the telecommunications market.

If the Concentric acquisition closes we will face challenges integrating our business with theirs, and difficulties in the integration process may prevent the benefits of the merger from being realized

      The Concentric acquisition will be the largest acquisition we have made to date. As a result of the differing nature of Concentric’s and NEXTLINK’s operations, it may be difficult to quickly integrate the products, services, technologies, research and development activities, administration, sales and marketing and other operations of the two companies. Integration difficulties may disrupt the combined company’s business and could prevent the achievement of the potential benefits of the merger. The difficulties, costs and delays involved in integrating Concentric and NEXTLINK, which could be substantial, may include:

•	Distracting management and other key personnel, particularly sales and marketing personnel and senior engineers involved in network deployment, from the business of the combined company;

•	Failure to integrate complex technology, product lines and development plans and the difficulty of maintaining uniform standards, controls, procedures and policies;

•	Potential incompatibility of business cultures;

•	Costs and delays in implementing common systems and procedures, particularly in integrating different information systems;

•	Inability to retain and integrate key management, technical, sales and customer support personnel;

•	Disruptions in the combined sales forces that may result in a loss of current customers or the inability to close sales with potential customers;

•	The additional financial resources that may be needed to fund combined operations;

•	Incorporating acquired technology or businesses into service offerings to maximize the combined company’s financial and strategic position; and

•	Impairment of relationships with employees and customers as a result of changes in management.

      If we cannot quickly and efficiently integrate Concentric’s personnel, products and services with our own following the closing, we will not enjoy the full benefits we anticipate from the transaction. Concentric officers and employees have valuable knowledge of the data services and web hosting business that would be difficult to replace if we do not retain the services of a substantial portion of them.

We face risks associated with international expansion

      We have begun to expand into Canadian markets, and through the Concentric acquisition we would acquire a subsidiary in the United Kingdom. We may in the future expand into other international markets, either through acquisition of businesses or assets, organic development, or a combination thereof. The following risks are inherent in doing business on an international level:

•	unexpected changes in regulatory requirements;

•	export restrictions;

•	export controls relating to encryption technology;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political instability;

•	fluctuations in currency exchange rates;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

•	potentially adverse tax consequences that could adversely impact the success of our international operations.

      We cannot assure you that one or more of such factors will not have a material adverse effect on our future international operations.

     Other Risks

Craig O. McCaw, who controls approximately 55% of the voting power of NEXTLINK, may have interests which are adverse to your interests

      Craig O. McCaw, primarily through his majority ownership and control of Eagle River Investments, L.L.C., currently controls approximately 55% of NEXTLINK’s total voting power, and holds proxies that are likely to continue to assure that Mr. McCaw will hold a majority of that voting power. Because Mr. McCaw has the ability to control the direction and future operations of NEXTLINK and has interests in other companies that may compete with NEXTLINK, he may make decisions which are adverse to your interests and the interests of other NEXTLINK security holders.

      Mr. McCaw effectively controls a decision whether a change of control of NEXTLINK will occur. Moreover, Delaware corporate law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you.

We do not plan on paying any dividends on our common stock

      We do not anticipate paying any dividends for the foreseeable future. Our credit facility and the indentures governing our senior notes restrict our ability to pay cash dividends.

     Forward-Looking Statements

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs

      Some statements and information contained in this report are not historical facts, but are “forward-looking statements”, as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	market development, the number of markets we expect to serve, and the expected number of addressable business lines in such markets;

•	network development, including those with respect to IP and ATM network and facilities development and deployment, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our national network;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

•	statements with respect to the Concentric acquisition and its effects.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above “Risk Factors” section and elsewhere in this report, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per access line revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered or to be offered by our competitors; and

•	future telecommunications-related legislation or regulatory actions.

NEXTLINK Capital, Inc.

      NEXTLINK Capital, Inc. is a Washington corporation and a wholly-owned subsidiary of NEXTLINK Communications. NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources when NEXTLINK Communications was a limited liability company. It is a joint obligor with NEXTLINK Communications on the 12 1/2% Senior Notes due 2006. NEXTLINK Capital has had no operations to date.

Item 2.  Properties

      We own or lease, in our operating territories, telephone property which includes: fiber optic backbone and distribution network facilities; point-to-point distribution capacity; central office switching equipment; connecting lines between customers’ premises and the central offices; and customer premise equipment. Our central office switching equipment includes electronic switches and peripheral equipment.

      The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately-owned land. We have permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

      We, and our subsidiaries, lease facilities for our and their administrative and sales offices, central switching offices network nodes and warehouse space. The various leases expire in years ranging from 2000 to 2008. Most have renewal options.

      We recently relocated our headquarters to McLean, Virginia, where we are currently leasing 9,500 square feet of office space on an interim basis. We have entered into a lease for approximately 212,000 square feet of space located in Reston, Virginia, which will serve as our permanent headquarters beginning in the third quarter of 2000. We still maintain some operation in the 45,000 square feet in Bellevue, Washington, leased for our former headquarters. Additional office space and equipment rooms will be leased as the Company’s operations and networks are expanded and as new networks are constructed.

Item 3.  Legal Proceedings

      We are not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

      Effective October 19, 1999, our Board of Directors approved amendments to the NEXTLINK Communications, Inc. Stock Option Plan to authorize an additional 5,000,000 shares of our Class A common stock to be issued under the plan, increasing the maximum number of shares authorized for issuance under the plan to 41,000,000, adjusted for NEXTLINK’s 100% stock dividend paid in August 1999. The amendment also provided that the maximum number of shares of Class A stock with respect to which options may be granted to any individual in any calendar year is limited to the maximum number of shares authorized under the plan. These amendments also were approved by one of our stockholders, Eagle River, which, as of October 19, 1999, held 37,743,574 shares of our Class B common stock, representing shares with a majority of the total number of votes attributable to all shares of outstanding common stock. Our common stock is the only outstanding class of capital stock of NEXTLINK entitled to vote on this matter. Eagle River approved the Board’s action by a written consent in lieu of stockholder meetings dated October 19, 1999, pursuant to Section 228(a) of the Delaware General Corporation Law. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board did not solicit any proxies or consents from any other stockholders in connection with this action. The amendments became effective on or about December 12, 1999, 20 days after the date on which we mailed the information statement to stockholders of NEXTLINK in accordance with rules of the Securities and Exchange Commission.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of NEXTLINK’s executive officers. Their respective backgrounds are described following the table.

Name	Age	Title

Daniel F. Akerson	51	Chairman, Chief Executive Officer

Nathaniel A. Davis	46	President and Chief Operating Officer

Steven W. Hooper	47	Executive Vice President

Wayne M. Perry	50	Executive Vice President

Gary D. Begeman	41	Senior Vice President, General Counsel and Secretary

Doug L. Carter	49	Senior Vice President, Chief Technology Officer

Nancy B. Gofus	46	Senior Vice President, Chief Marketing Officer

Mark S. Gunning	43	Senior Vice President, Chief Financial Officer

Charles W. Sackley	46	Senior Vice President, National Accounts Sales and Marketing

R. Gerard Salemme	46	Senior Vice President, Regulatory and Legislative Affairs

Scott G. Macleod	37	Vice President, Chief Corporate Development Officer

Dennis O’Connell	40	President, North Region

Michael Ruley	40	President, West Region

      Daniel F. Akerson. Mr. Akerson has served as our Chairman of the Board of Directors and Chief Executive Officer since joining NEXTLINK in September 1999. Since March 1996, he has been the Chairman of the Board of Directors of Nextel Communications, Inc. From March 1996 to July 1999, he was Chief Executive Officer of Nextel. From 1993 until March 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm. While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including president and chief operating officer. In addition, Mr. Akerson is a member of Eagle River and he currently serves as a director of the American Express Company, America OnLine, Inc., and Nextel International, Inc., a substantially wholly owned subsidiary of Nextel.

      Nathaniel A. Davis. Mr. Davis has served as our President and Chief Operating Officer since joining NEXTLINK in January 2000. In February 2000, he was elected to serve on our Board of Directors. From October 1998 to January 2000, Mr. Davis served as Vice President of Technical Services for Nextel. From November 1996 to September 1998, Mr. Davis was Chief Financial Officer of U.S. Operations at MCI. From January 1994 to October 1996, he was Chief Operating Officer of MCImetro, a subsidiary of MCI. From July 1992 to December 1993, Mr. Davis was Senior Vice President of Access Services for MCI. Mr. Davis currently serves as a director of Mutual of America Capital Management Corporation and XM Satellite Radio, Inc.

      Steven W. Hooper. Mr. Hooper has been an Executive Vice President of NEXTLINK since February 2000. From September 1999 to February 2000, he was our Vice Chairman — Strategic Development and served as a member of our Board of Directors. From March 1999 to September 1999, Mr. Hooper was our Chief Executive Officer. From July 1997 to September 1999, he was our Chairman of the Board of Directors. From January 1998 to July 1999, he was Co-Chief Executive Officer with Craig O. McCaw of Teledesic Corporation, a satellite telecommunications company. From January 1995 to June 1997, Mr. Hooper was President and Chief Executive Officer of AT&T Wireless Services, Inc. From January 1993 to January 1995, he served as Chief Financial Officer of AT&T Wireless Services.

      Wayne M. Perry. Mr. Perry has been an Executive Vice President of NEXTLINK since February 2000. From June 1997 to February 2000, he was a Vice Chairman of NEXTLINK. From July 1997 to March 1999, Mr. Perry was Chief Executive Officer of NEXTLINK. From September 1994 to July 1997, he was a Vice Chairman of AT&T Wireless Services, Inc. From December 1985 to June 1989, served as President McCaw Cellular and, from June 1989 to September 1994, he served as Vice Chairman of the Board of McCaw Cellular.

      Gary D. Begeman. Mr. Begeman has served as our Senior Vice President, General Counsel and Secretary since November 1999. From May 1997 to November 1999, he was Deputy General Counsel of Nextel, and from August 1999 to November 1999, he also was a Vice President of Nextel. From January 1992 to May 1997, Mr. Begeman was a partner of the law firm Jones, Day, Reavis & Pogue, specializing in corporate and securities law and mergers and acquisitions.

      Doug L. Carter. Mr. Carter has served as our Senior Vice President, Chief Technology Officer since May 1999. From July 1998 to May 1999, he was our Senior Vice President, Technology. From February 1998 to November 1998, Mr. Carter also was the Vice President, Technology of Teledesic. From June 1996 to January 1998, he was Senior Vice President, Network Operations of AT&T Wireless Services and from June 1995 to May 1996, he was AT&T Wireless’ Vice President, Network Operations. From January 1987 to May 1995, Mr. Carter was Director, Technology of McCaw Cellular.

      Nancy B. Gofus. Ms. Gofus has served as our Senior Vice President, Chief Marketing Officer since January 2000. From March 1999 to December 1999, she was the Chief Operating Officer of Concert Management Services, Inc., which previously was a wholly-owned subsidiary of British Telecom and is a global provider of managed telecommunications services. From March 1995 to March 1998, Ms. Gofus was Concert’s Senior Vice President of Marketing.

      Mark S. Gunning. Mr. Gunning has served as our Senior Vice President, Chief Financial Officer since March 2000. From August 1996 to November 1999, he was Chief Financial Officer of Primco Personal Communications, a wireless telecommunications company. From March 1988 to November 1999, Mr. Gunning held various positions in finance with Airtouch Communications, a wireless telecommunications company, which owned 50% of Primco, including Vice President from 1996 to 1999.

      Charles W. Sackley. Mr. Sackley has served as our Senior Vice President, National Accounts Sales and Marketing since February 2000. From May 1999 to February 2000, he was Senior Vice President, Sales and Marketing for Wireless Facilities, Inc. and, from February 1998 to May 1999, he was Wireless Facilities’ Vice President, Sales and Business Development. From May 1997 to January 1998, Mr. Sackley was Executive Director of Marketing – Americas for Broadband Networks, Inc. From 1995 to 1997, he was Senior Director – Intelligent Network Operations of the Cellular Infrastructure Group of Motorola Inc. and, from 1993 to 1995, he was the Cellular Infrastructure Group’s Director – Switching and Intelligent Network Operations.

      R.  Gerard Salemme. Mr. Salemme has served as our Senior Vice President, Regulatory and Legislative Affairs since January 2000. From March 1998 to January 2000, he served as our Senior Vice President, External Affairs and Industry Relations. From July 1997 to March 1998, he was our Vice President, External Affairs and Industry Relations. From December 1994 to July 1997, Mr. Salemme was Vice President, Government Affairs at AT&T Corp. From 1991 to 1994, Mr. Salemme was Senior Vice President, External Affairs at McCaw Cellular.

      Scott G. Macleod. Mr. Macleod has been our Vice President, Chief Corporate Development Officer since May, 1999. From January 1992 to May 1999, he was an investment banker with Merrill Lynch & Co., in its telecommunications group. While Mr. Macleod was with Merrill Lynch, he was a Vice President from 1993 to 1995, a director in 1996, and a managing director from 1997 to May 1999.

      Dennis O’Connell. Mr. O’Connell has been our President, North Region since January 2000. From April 1998 to January 2000, he was the President of our Northeast Region and, from June 1999 to January 2000, he was also our President, North American Operations. From June 1995 to March 1998, Mr. O’Connell was President of the Northeast Region for AT&T Wireless. From January 1992 to May 1995, Mr. O’Connell was the New York Vice President of Operations for AT&T Wireless.

      Michael S. Ruley. Mr. Ruley has been our President, West Region since June 1999. From April 1998 to June 1999, he was the President of our Southwest Region. Mr. Ruley has over 15 years of experience in the telecommunications field. From June 1996 to April 1998, Mr. Ruley held various positions at TCG, including Regional Vice President of the Pacific Bell Territory and Vice President and General Manager of both the San Francisco and Colorado markets. From March 1993 to June 1996, Mr. Ruley was the Director of New Business Development for BPI Communications, a Colorado based telecommunications and technology company. Mr. Ruley has also managed District Sales for Librex Computer Express in Colorado; and was Vice-President of Sales and Marketing for Integrated Management Systems of Denver, Colorado.

PART II

Item 5.  Market for Registrants’ Common Stock and Related Stockholder Matters

Market Information

      NEXTLINK’s Class A common stock is traded on the NASDAQ National Market under the symbol “NXLK”. The following table shows, for the periods indicated, the high and low bid prices for our Class A common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market. The prices below have been adjusted for the two-for-one stock split effected August 27, 1999.

	1999		1998

	High	Low	High	Low

First Quarter	$31.44	$13.00	$18.44	$10.60

Second Quarter	$43.38	$26.63	$18.91	$12.94

Third Quarter	$56.88	$38.00	$20.37	$10.32

Fourth Quarter	$91.31	$49.81	$16.75	$5.50

      There is no public trading market for our Class B common stock or NEXTLINK Capital’s common equity. NEXTLINK Capital is a wholly owned subsidiary of ours, formed for the sole purpose of obtaining financing from external sources.

      As of March 15, 2000, the approximate number of shareholders of our Class A and Class B common stock was approximately 44,000 and nine, respectively. NEXTLINK is the sole holder of record of NEXTLINK Capital’s common stock.

Use of Proceeds

      The initial public offering (IPO) of our Class A common stock took place in October 1997 (File No. 333-32001). The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 1999, proceeds from the IPO remain available for future network build out and working capital requirements. We have raised additional funding from debt and additional equity offerings in 1998 and 1999. The proceeds from these recent offerings have been applied first in funding the expansion of our network and other working capital requirements.

Dividends

      Neither we nor NEXTLINK Capital have declared a cash dividend on any of our respective common stock. Covenants in our credit facility and the indentures pursuant to which our and NEXTLINK Capital’s Senior Notes have been issued restrict our ability to pay cash dividends on our capital stock.

Sales of Unregistered Securities

      On November 17, 1999, we completed the issuance and sale in a private placement transaction of $400.0 million of 10 1/2% Senior Notes due 2009 and $455.0 million in principal amount at stated maturity of 12  1/8% Senior Discount Notes due 2009. The Senior Notes were sold at 100% of their principal amount, yielding $400.0 million in gross proceeds. The Senior Discount Notes were sold at 55.257% of their principal amount at maturity, yielding gross proceeds of approximately $251.4 million. Goldman, Sachs & Co., Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, TD Securities (USA) Inc., Barclays Capital Inc., Chase Securities Inc., Banc of America Securities LLC, BancBoston Robertson Stephens Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and PNC Capital Markets, Inc. acted as initial purchasers and received approximately $11.6 million in fees in connection with the sale of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, because each initial purchaser offered and sold the notes in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.

Item 6.  Selected Financial Data

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(In Thousands, Except per Share Data)

Statement of Operations Data:

Revenue	$274,324	$139,667	$57,579	$25,686	$7,552

Loss from operations	(366,530)	(206,184)	(102,621)	(51,015)	(12,462)

Net loss	(558,692)	(278,340)	(129,004)	(71,101)	(12,731)

Net loss applicable to common shares	(627,881)	(337,113)	(168,324)	(71,101)	(12,731)

Net loss per share (1)	(5.02)	(3.13)	(1.96)	(0.91)	—

Statement of Cash Flow Data:

Net cash used in operating activities	$(358,916)	$(174,484)	$(97,320)	$(40,563)	$(9,180)

Net cash used in investing activities	(1,040,620)	(1,276,747)	(470,195)	(227,012)	(35,417)

Net cash provided by financing activities	1,948,503	1,381,653	879,782	343,032	45,922

Other Data:

EBITDA, as adjusted (2)	$(214,248)	$(140,937)	$(72,184)	$(30,761)	$(8,629)

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$1,881,764	$1,478,062	$742,357	$124,520	$1,350

Property and equipment, net	1,180,021	594,408	253,653	97,784	29,664

Investment in fixed wireless licenses, net	933,128	67,352	—	—	—

Total assets	4,597,108	2,483,106	1,219,978	390,683	53,461

Long-term debt	3,733,342	2,013,192	750,000	350,000	—

Redeemable preferred stock, net of issuance costs	612,352	556,168	313,319	—	—

Total shareholders’ equity (deficit)	(13,122)	(246,463)	71,285	(18,654)	36,719

(1)	The net loss per share data above has been adjusted for the stock splits effected in 1999 and in prior periods.

(2)	EBITDA represents net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense, and has been adjusted to exclude the non-recurring restructuring charge recorded in the fourth quarter of 1999. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

      Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed further elsewhere in this report and in our public filings with the Securities and Exchange Commission.

Overview

      Since 1996, we have provided high-quality telecommunications services to the rapidly growing business market. We believe that increasing usage of both telephone service and newer data and information services will continue to increase demand for telecommunications capacity, or bandwidth, and for new telecommunications services and applications.

      To serve our customers’ expanding telecommunications needs, we have assembled a unique collection of high-bandwidth local and national network assets. We intend to integrate these assets with advanced communications technologies and services in order to become one of the nation’s leading providers of a comprehensive array of communications services and applications.

      To accomplish this:

•	We have built 31 high-bandwidth or broadband local networks in 19 states, generally located in the central business districts of the cities we serve, and we continue to build additional networks;

•	We have become the nation’s largest holder of broadband fixed wireless spectrum with FCC licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

•	We have acquired, through a joint venture known as INTERNEXT, rights to use unlit fiber optic strands, known as dark fiber, and an empty conduit in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities in the United States and Canada, including all of the largest cities that our current and planned local networks serve. By acquiring “dark” fiber rather than leasing “lit” fiber capacity, we have retained control over decisions on where and how to deploy existing or new generations of optical transmission equipment to enhance our network’s capacity and performance.

      We currently offer our customers a variety of voice services and high-speed Internet access. As our networks become increasingly optimized for data transmission and through our pending acquisition of Concentric Network Corporation (Concentric), we plan to expand our Internet access business and offer additional data services, such as Internet web hosting, support for e-commerce, virtual private network services and other customized data communications services.

      In addition, through our NEXTLINK Interactive subsidiary, we currently provide a number of voice response, speech recognition, and e-commerce services. We plan to build on our existing expertise in customized information and automated order fulfillment to serve clients with e-commerce businesses, that is, businesses conducting high volume retail transactions over the Internet.

      We currently operate 31 broadband local networks in 49 cities. We launched services in San Diego, Seattle and Washington D.C. during the first half of 1999, in Newark, Detroit and Houston during the third quarter of 1999, and, most recently, in Phoenix, Boston, St. Louis and Sacramento. We are currently building additional local networks, and plan to have operational networks in most of the 30 largest U.S. cities by the end of 2000.

      Our goal is to provide customers with complete voice and data network solutions for all of their communications needs, using our own fiber, switches and other facilities to the greatest extent possible. To reduce reliance on the physical connection for the short distance between our customers and our fiber optic networks, which are, in most instances, leased from the dominant carrier, we intend to increase the number of customers connected directly to our networks. In some cases, using our fixed wireless spectrum, we will construct a new fiber optic extension from our network to the customer’s premises. In other cases, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These fixed wireless connections offer high-quality broadband capacity and, in most cases, will cost less than fiber to install. In December 1999, we completed our first generation broadband wireless field testing and announced the availability of commercial services to a limited group of customers in Los Angeles and Dallas. We continue to evaluate vendors for participation in our planned commercial rollout of broadband wireless service in 25 markets scheduled for the end of 2000.

      We are also deploying a technology called Digital Subscriber Line, or DSL, to meet the high bandwidth needs of those customers whose connection to our network remains over copper wire. DSL technology increases the effective capacity of existing copper telephone wires. We are installing our own DSL equipment to provide these services ourselves, and we also resell another provider’s DSL services.

      Our networks support a variety of communications technologies, which permit us to offer our customers a set of technology options to meet their changing needs, and introduce new technologies, as they become available. For example, we have begun to install Internet Protocol (IP) routers, which will enable us to carry Internet traffic more efficiently and to provide more data services. We also have been installing Asynchronous Transfer Mode (ATM) routers and switches in our local network, which will enable us to meet the demands of large, high volume customers.

      We anticipate that future IP technologies will enable the high-bandwidth, end-to-end national network we are building to carry data, voice and video. Such a network should also enable us to offer our customers entirely new classes of IP services. To serve our customers’ present needs and to take advantage of future opportunities that technological advances may bring, we intend to remain flexible with respect to technology choices.

      The table provides selected key operational data:

	As of December 31,

			’99-’98
			%
	1999	1998	Change

Operating data (1):

Route miles (2)	4,285	2,477	73.0%

Fiber miles (3)	378,200	195,531	93.4%

On-net buildings connected (4)	1,320	801	64.8%

Off-net buildings connected (5)	28,656	13,443	113.2%

Switches installed	32	21	52.4%

Access lines in service (6)	428,035	174,182	145.7%

Employees	3,500	2,299	52.2%

(1)	The operating data include 100% of the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.

(2)	Route miles refer to the number of miles of the telecommunications path in which we own or lease the fiber optic cables that are installed.

(3)	Fiber miles refer to the number of route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.

(4)	Represents buildings physically connected to our networks, excluding those connected by unbundled dominant local exchange carrier facilities.

(5)	Represents buildings connected to our networks through leased or unbundled dominant carrier facilities.

(6)	Represents the number of access lines in service, including those lines that are provided through resale of Centrex services, for which we are billing services. We serviced 1,463 resold access lines as of December 31, 1999. An access line is defined as a telephone connection between our facilities and a customer purchasing local telephone services. This connection does not include so-called access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which we provide primary rate interface (PRI) service is provided, which are counted as 23 access lines.

Concentric Acquisition

      In January 2000, we agreed to acquire Concentric, a provider of high-speed DSL, web hosting, e-commerce and other Internet services. As a combined company, we will be able to offer a complete, single source communications solution to our customers by combining our voice and data products with the full array of products from Concentric’s Internet business, data center, and application service provider (ASP) services.

      In this transaction, both the Company and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will succeed to both companies’ assets and businesses and will assume all of NEXTLINK’s and Concentric’s outstanding debt obligations and other liabilities. In the transaction, each outstanding share of our Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving this merger, which stock will be substantially identical to our Class A and Class B common stock. In addition, each outstanding share of Concentric common stock would be converted into 0.495 of a share of Class A common stock of the surviving corporation, unless the trading price of our Class A common stock at the effective time is less than or equal to $90.91, in which case each outstanding share would be converted into $45.00 of Class A common stock of the surviving corporation (based on the trading price of our Class A common stock prior to the effective time). If at the effective time our average stock price is less than $69.23, each outstanding share of Concentric common stock would convert into 0.650 of a share of the Class A common stock of the surviving corporation.

      This transaction is intended to be tax-free to our shareholders and Concentric’s shareholders and has been unanimously approved by both our and Concentric’s boards of directors, but remains subject to approval by Concentric stockholders. Eagle River, the majority holder of our voting power, has agreed to approve the transaction. The parties have obtained the consent of Concentric’s bond and preferred stock holders to certain amendments to those securities that are necessary to complete this transaction. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2000. The merger will be accounted for under the purchase method of accounting.

Results of Operations

      Revenue grew 96% to $274.3 million in 1999, from $139.7 million in 1998. In 1998, revenue increased 143% to $139.7 million from $57.6 million in 1997. Revenue reported consisted of the following components (dollars in thousands):

			1999–1998		1998–1997
	1999	1998	% Change	1997	% Change

Core services	$217,052	$76,654	183.2%	$20,342	276.8%

Shared tenant services	13,805	12,781	8.0%	2,018	533.3%

Long distance telephone services	21,233	26,937	(21.2)%	16,478	63.5%

Enhanced services	22,234	23,295	(4.6)%	18,741	24.3%

Total revenue	$274,324	$139,667	96.4%	$57,579	142.6%

      Core services revenue, consisting of bundled local and long distance, as well as dedicated services, grew 183% to $217.1 million from $76.7 million in 1998. In 1998, core services revenue grew 277% from $20.3 million in 1997. This revenue growth corresponded to an increase in customer access lines installed, which was driven by growth in our existing markets, as well as expansion into new markets. During 1999, access lines in service grew 146% to 428,035 as of December 31, 1999 from 174,182 at December 31, 1998. At December 31, 1997 access lines in service totaled 50,131. Our quarterly customer access line installation rate grew 97% to 78,881 in the fourth quarter of 1999 from 40,075 in the same quarter of 1998.

      Through our NEXTLINK One subsidiary, we provide shared tenant services, including telecommunications management services, to groups of small and medium-sized businesses located in the same office building. This service enables businesses too small to justify hiring their own telecommunications managers to benefit from the efficiencies, including volume discounts, normally only available to larger enterprises. We acquired our NEXTLINK One subsidiary (formerly Start Technologies Corporation) in the fourth quarter of 1997; therefore, 1998 was the first full year of shared tenant services revenue recognized.

      Revenue from our stand-alone long distance telephone services declined in 1999 from 1998, primarily due the conversion of those customers onto our local networks, as we began servicing those customers with our bundled local and long distance services. We expect this trend to continue in future periods both in absolute terms and as a percentage of revenue. In 1998, revenue from this source increased due to the acquisition of Chadwick Telecommunications Corporation, a switch-based long distance service reseller, in the fourth quarter of 1997.

      Enhanced revenue consists primarily of interactive voice response (IVR) services provided by our NEXTLINK Interactive subsidiary. IVR is a platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and access a variety of information by following a customized menu. Simultaneously, a profile of the caller is left behind for either our use or the use of our customer.

      The table below provides expenses by classification and as a percentage of revenue:

	Expense Classification as a Percentage of Revenue (dollars in thousands)

	1999		1998		1997

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Costs and expenses:

Operating	$221,664	80.8%	$123,675	88.5%	$54,031	93.8%

SG&A	266,908	97.3%	156,929	112.4%	75,732	131.5%

Restructuring	30,935	11.3%	—	—	—	—

Deferred compensation	12,872	4.7%	4,993	3.6%	3,247	5.6%

Depreciation	93,097	33.9%	45,638	32.7%	18,851	32.7%

Amortization	15,378	5.6%	14,616	10.5%	8,339	14.5%

      Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and also includes salaries, benefits and related costs of operations and engineering personnel. Operating expenses increased 79% in 1999 to $221.7 million versus $123.7 million in 1998. In 1998, operating expenses increased 129% from $54.0 million in 1997. The increase in both years was attributable to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand our switched local and long distance service businesses in existing and planned markets. To a lesser extent, the acquisitions of Start and Chadwick in the fourth quarter of 1997 also contributed to the increase in operating costs in 1998 over those in 1997. We expect operating expenses to continue to increase in future periods in connection with our growth and expansion plans.

      Selling, general and administrative (SG&A) expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal costs and equity in loss of affiliated companies. SG&A expenses increased 70% in 1999 to $266.9 million from $156.9 million in 1998. In 1998, SG&A increased 107% from $75.7 million in 1997. Consistent with the cost drivers of our operating expenses, the increases in SG&A in both periods was primarily due to increases in employees and other costs associated with the expansion of our switched local and long distance service businesses in existing and planned markets.

      In the fourth quarter of 1999, we recorded a $30.9 million non-recurring restructuring charge for costs associated with relocating our Bellevue, Washington headquarters to Northern Virginia. Approximately $28.0 million of the charge resulted from non-cash stock option compensation charges that arose from accelerated vesting on certain employee options associated with their severance.

      Deferred compensation expense was recorded in connection with our Equity Option Plan until April 1997, and in connection with our Stock Option Plan, which replaced the Equity Option Plan, subsequent to April 1997. The stock options granted under the Equity Option Plan were considered compensatory. All options outstanding under the Equity Option Plan were re-granted under the Stock Option Plan with terms and conditions substantially the same as under the Equity Option Plan. As such, we continue to record deferred compensation expense for those compensatory stock options issued and for compensatory stock options issued subsequent to the Stock Option Plan inception date. Compensation expense is recognized over the vesting periods of the options based on the excess of the fair value of the stock options at the date of grant over the exercise price.

      Depreciation expense increased 104% in 1999 to $93.1 million from $45.6 million in 1998. In 1998, depreciation expense increased 142% from $18.9 million in 1997. The increase in both years was primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, and network electronics and related equipment. As we expand our networks and install additional switches and related equipment and other network technology, depreciation expense is expected to continue to increase. Amortization of intangible assets increased in 1998 over 1997 primarily as a result of the Start and Chadwick acquisitions in the fourth quarter of 1997.

      In 1999, interest expense increased 96% to $283.1 million from $144.6 million in 1998. In 1998, interest expense increased 165% from $54.5 million in 1997. The increase in both years was due to an increase in our average outstanding indebtedness. Interest expense will increase in future periods in conjunction with an increase in our average outstanding indebtedness. For more information, see “Liquidity and Capital Resources.” A portion of interest costs is capitalized as part of the construction cost of our communications networks. Capitalized interest was $9.9 million in 1999, $4.3 million in 1998, and $1.8 million in 1997.

      Interest income increased 26% in 1999 to $91 million from $72.4 million in 1998. In 1998, interest income increased 157% from $28.1 million in 1997. The increases in both years corresponded to the increase in our average cash and investment balances.

Liquidity and Capital Resources

      Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. We believe, however, that over the long term this strategy will enhance our financial performance by increasing the traffic flow over our networks.

     Capital Uses

      During 1999, we used $358.9 million in cash for operating activities, compared to $174.5 million used in 1998 and $97.3 million used in 1997. The increase was primarily due to a substantial increase in our activities associated with the continued development and expansion of switched local and long distance service operations. Accounts receivable increased 123% during 1999, primarily due to the increase in revenue in the same period. Increases in accounts payable and accured liabilities were proportional with the increase in operating costs and selling, general, and administrative expenses. In addition, during 1999, we invested an additional $1,127.1 million in property and equipment, and acquisitions of telecommunications assets, including a $515.6 million investment in fixed wireless licenses.

      During 1999, we acquired a number of licenses to broadband fixed wireless spectrum. We plan to use our fixed wireless licenses to extend the reach of our fiber networks and to connect additional customers directly to our fiber networks. Deploying the technologies associated with this strategy will require additional capital expenditures. The transactions completed included the following:

•	In April 1999, we acquired WNP Communications, Inc. for $698.2 million. Of this amount, we paid $157.7 million to the FCC for license fees, including interest. We paid the remainder of the purchase price, consisting of $190.1 million in cash and 11,431,662 shares of Class A common stock, to the stockholders of WNP. In this transaction, we acquired licenses for 1,150 MHz of local multi-point distribution services (LMDS) spectrum (A block LMDS licenses) in 39 cities and one license for 150 MHz of LMDS spectrum (B block LMDS license) in one city.

•	In June 1999, we acquired from Nextel Communications Inc. (Nextel) its 50% interest in NEXTBAND, a joint venture we formed with Nextel in January 1998, for $137.7 million in cash. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. The purchase price was determined based on a formula derived in conjunction with our acquisition of WNP.

      In July 1998, we formed INTERNEXT L.L.C., which is currently beneficially owned 50% each by us and Eagle River Investments, LLC. INTERNEXT entered into an agreement with Level 3 Communications, Inc., which is constructing a fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 “dark” fibers in a shared, filled conduit, one empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700.0 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted, which is expected to occur substantially during 2000 and 2001. As of December 31 1999, INTERNEXT had paid $47.6 million to Level 3 of which $19.8 million was paid in 1999.

      In January 2000, we entered into an agreement with Eagle River to purchase the 50% interest that we did not own of INTERNEXT. The purchase price for Eagle River’s interest is approximately 3.4 million shares of the Class A common stock of the corporation surviving the Concentric acquisition. As a result of this acquisition, which is expected to be consummated in the second quarter of 2000, we will have complete control over this national broadband network.

      We expect to make substantial capital expenditures in 2000 and beyond relating to our existing and planned network development and operations. These expenditures include:

•	the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks and in networks to be constructed or acquired in new or adjacent markets;

•	the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;

•	the development of our comprehensive information technology platform;

•	the purchase and installation of equipment associated with the deployment of LMDS using our LMDS spectrum;

•	funding of the commitments to build our national network, and related expenses we expect to incur in building our national network;

•	the purchase and installation of equipment associated with deployment of DSL services; and

•	the funding of operating losses and working capital.

      Our strategic plan also calls for expansion into additional market areas. This expansion will require significant additional capital for:

•	potential acquisitions of businesses or assets;

•	design, development and construction of new networks; and

•	the funding of operating losses and working capital during the start-up phase of each market.

      In addition, our proposed acquisition of Concentric may result in additional capital uses. Specifically, under the terms of the indenture governing Concentric’s 12 3/4% Senior Notes due 2007 and the terms of Concentric’s 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock, upon completion of the Concentric transaction we will be required to offer to repurchase those outstanding senior notes and shares of preferred stock at a purchase price equal to 101% of the principal amount of the senior notes and 101% of the liquidation preference of the shares of the preferred stock. As of December 31, 1999, the total principal amount of the Concentric senior notes and the liquidation preference of the shares of Concentric preferred stock outstanding were approximately $338.7 million. If we were required to utilize available cash to fund repurchase of all or a significant amount of Concentric’s senior notes and preferred stock, it would reduce the amount of funds available to implement our business plan.

      Based on the current and historical trading prices of Concentric’s senior notes and preferred stock, we do not expect that the holders of these notes and preferred stock will tender them for repurchase. However, if there is a significant adverse change in the market for these securities or an adverse change with respect to either of us or Concentric, it is likely that some or all of the Concentric senior notes and preferred stock will be tendered in the repurchase offer.

     Capital Resources

      1999 Financing Activities. In November 1999, we sold $400.0 million of 10 1/2% Senior Notes and $455.0 million in principal amount at stated maturity of 12  1/8% Senior Discount Notes both due December 1, 2009. The transaction generated proceeds, net of discounts, commissions, advisory fees and expenses, totaling approximately $639.6 million. Interest payments on the 10 1/2% Notes are due semi-annually, beginning June 1, 2000. The 12  1/8% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $251.4 million. The 12  1/8% Notes accrete at a rate of 12  1/8% compounded semi-annually, to an aggregate principal amount of $455.0 million by December 1, 2004. No cash interest will accrue on the 12  1/8% Notes until December 1, 2004. Interest will become payable in cash semi-annually beginning June 1, 2005. We have the option to redeem both the 10 1/2% Notes and the 12  1/8% Notes, in whole or in part, beginning December 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by December 1, 2007.

      In June 1999, we completed the sale of $675.0 million of 10 3/4% Senior Notes and $588.9 million in principal amount at stated maturity of 12 1/4% Senior Discount Notes, both due June 1, 2009. The transaction generated proceeds, net of discounts, underwriting commissions, advisory fees and expenses, totaling approximately $979.5 million. Interest payments on the 10 3/4% Notes due 2009 are due semi-annually, beginning December 1, 1999. The 12 1/4% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. We have the option to redeem both the 10 3/4% Notes and the 12 1/4% Notes, in whole or in part, beginning June 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by June 1, 2007.

      Our operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with our outstanding indebteness and preferred stock. Among other things, these covenants limit our ability to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make dividend payments and other distributions on capital stock and redeem capital stock.

      We are required to use the proceeds from the sale of certain series of our senior notes solely to fund 80% of the expenditures for the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures, by covenants in the indentures under which these and other of our notes were issued. We expect to fund the remainder of these costs with the proceeds of other offerings. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interest.

      In June 1999, we completed the sale of 15,200,000 shares of Class A common stock at $38.00 per share, 8,464,100 shares of which we offered and 6,735,900 shares of which were offered by certain stockholders that previously owned interests in WNP. Gross proceeds from the offering totaled $321.6 million, and our proceeds, net of underwriting discounts, advisory fees and expenses, aggregated approximately $310.5 million.

      At December 31, 1999 we had $150.6 million of comprehensive income generated from net unrealized holding gains and losses on our equity investments in marketable securities. These investments were classified as available-for-sale in accordance with Statement Financial Accounting Standard 115, “Accounting For Certain Investments in Debt and Equity Securities.” In the first quarter of 2000, we sold a portion of these investments realizing most of this gain, including the impact of subsequent changes in fair market value.

      Secured Credit Facility. In February 2000, we entered into a $1.0 billion Senior Secured Credit Facility with various lenders, and certain of our subsidiaries, as guarantors. The security for the facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our subsidiaries, all assets of NEXTLINK and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries. A portion of the facility is available to provide working capital and for other general corporate purposes with the remainder available to provide financing for the construction, acquisition or improvement of telecommunication assets. The facility consists of a $387.5 million multi-draw term loan A, a $225.0 million term loan B, and a $387.5 million revolving credit facility. In addition, the facility may be increased by up to an additional $1.0 billion under certain circumstances. At closing, we borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B.

      The revolving credit facility and the term loan A mature on December 31, 2006, and the term loan B matures on June 30, 2007. The maturity date for each of the facilities may be accelerated to October 31, 2005 unless we have refinanced our $350.0 million 12 1/2% Senior Notes by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans are expected to bear interest, at our option, at the alternate base rate or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins.

      Forstmann Little Investment. In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK, to be used to expand our networks and services, introduce new technologies and fund our business plan. The investment closed in January 2000. In the transaction, the investors acquired shares of two series of convertible preferred stock that together are convertible into Class A common stock at a conversion price of $63.25 per share and provide for a 3.75% dividend payable quarterly. Under the agreement, the holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and we may redeem the preferred stock at any time after the later of January 20, 2005 and the date we have redeemed our 12 1/2% Notes in full. The preferred stock is redeemable at the option of the holders during the 180-day period commencing January 20, 2010.

     Liquidity Assessment

      We believe that the net proceeds from the Forstmann Little investment together with the amounts borrowed and available under the secured credit facility, cash and marketable securities on hand and cash generated from operations, will provide sufficient funds for us to expand our business as planned and to fund operating losses until the latter half of 2001. However, the amount of future funding requirements will depend on a number of factors, including the success of our business, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including the obligation to fund the repurchase offer obligation with respect to Concentric’s senior notes and preferred shares that will be triggered upon completion of the Concentric transaction, competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, or available borrowings under the secured credit facility, cash and investments on hand and cash generated from operations prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

Impact of Year 2000

      Prior to January 1, 2000, considerable concern was raised as to Year 2000 readiness of computer systems. The Year 2000 concerns arose because certain older computer systems and applications were written to define a given year with abbreviated dates using the last two digits in a year rather than the entire four digits. As a result, when computer systems attempt to process dates both before and after January 1, 2000, two digit year fields may create processing ambiguities that can cause errors and system failures. For example, systems and applications may have time-sensitive software that recognize an abbreviated year “00” as the year 1900 rather than the year 2000. There was concern as to whether these errors or failures would have limited effects, or whether the effects would be widespread, depending on the computer chip, system, or software, and its location and function. We experienced no significant problems arising from the Year 2000 concerns and, to date, no year 2000-related claims have been made against us. We continue to monitor for date-related impacts.

  State of Readiness

      We had adopted a formal Year 2000 plan, the purpose of which was to develop and perform reasonable steps intended to prevent our critical operational functions from being impaired due to the Year 2000 problem. We engaged outside consultants to aid in formulating and implementing the plan. Prior to December 31, 1999 our assessments, which included testing and vendor confirmations, indicated that our major operational support systems, including our billing, order management, network management, and financial systems were Year 2000 ready.

  Costs to Address Year 2000 Issues

      We have not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, or contingency planning. We currently do not anticipate any future costs for these purposes.

  Year 2000 Risk Factors and Contingency Plans

      In the unlikely event that a post Year 2000 date-related incident does occur, our contingency plans developed prior to December 31, 1999 would be implemented.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      We currently have instruments sensitive to market risks relating to exposure to changing interest rates. As disclosed in Notes 8 and 9 to the consolidated financial statements, we had $3,733.3 million in fixed rate debt and $612.3 million in fixed rate redeemable preferred stock as of December 31, 1999. We do not have significant cash flow exposure to changing interest rates on our long term debt and redeemable preferred stock because the interest rates are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk.

      We also maintain an investment portfolio consisting of U.S. government and other securities with an average maturity of less than one year. These securities are classified as “available for sale”. If interest rates were to increase or decrease immediately, it could have a material impact on the fair value of these financial instruments. However, changes in interest rates would not likely have a material impact on interest earned on our investment portfolio. We do not currently hedge these interest rate exposures. We have in the past hedged certain equity securities available-for-sale to reduce our risk of exposure to declines in the market price of such securities.

      Presented below is an analysis of our financial instruments, as of December 31, 1999, that are sensitive to changes in interest rates. The model demonstrates the change in fair value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS (in millions).

				No
	Valuation of Securities Given an			Change in	Valuation of Securities Given an
	Interest Rate Decrease of			Interest	Interest Rate Increase of
Interest Rate Risk	X Basis Points			Rates	X Basis Points

	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS

Financial Assets:

Marketable securities	$1,020	$1,018	$1,015	$1,013	$1,011	$1,008	$1,005

Financial Liabilities:

Fixed rate debt	$4,041	$3,919	$3,802	$3,690	$3,582	$3,478	$3,361

      The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Item 8.  Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report, and NEXTLINK Capital’s balance sheet is filed under this Item, beginning on Page F-24 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for NEXTLINK’s 2000 Annual Meeting, which is scheduled to be filed on or before April 29, 2000, under the caption “Election of Directors”. The information required herein regarding executive officers required is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference. The information required by this item regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by NEXTLINK’s directors and executive officers, and holders of ten percent of a registered class of NEXTLINK’s equity securities is incorporated herein by reference from the definitive Proxy Statement for NEXTLINK’s 2000 Annual Meeting which is scheduled to be filed on or before April 29, 2000, under the caption “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.  Executive Compensation

      The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for NEXTLINK’s 2000 Annual Meeting, which is scheduled to be filed on or before April 29, 2000, under the captions “Director Compensation” and “Executive Compensation”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from the definitive Proxy Statement for NEXTLINK’s 2000 Annual Meeting, which is scheduled to be filed on or before April 29, 2000, under the caption “NEXTLINK Common Stock Ownership”.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the definitive Proxy Statement for NEXTLINK’s 2000 Annual Meeting, which is scheduled to be filed on or before April 29, 2000, under the caption “Certain Relationships and Related Transactions.”

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  1. and 2. Financial Statements and Schedules:

      (3)  List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

      (b)  Reports on Form 8-K:

      (1)  Current Report on Form 8-K dated November 17, 1999, reporting under Item 5 certain completed and proposed financings of NEXTLINK Communications, Inc.

      (2)  Current Report on Form 8-K dated December 7, 1999, reporting under Item 5 that NEXTLINK Communications, Inc. had entered into certain financing and other agreements.

      (3)  Current Report on Form 8-K dated January 11, 2000, reporting under Item 5 that NEXTLINK Communications, Inc. had entered into an Agreement and Plan of Merger and Share Exchange Agreement with Concentric Network Corporation and Eagle River Investments, L.L.C.

      (4)  Current Report on Form 8-K dated January 24, 2000, reporting under Item 5 the closing of the previously announced $850 million investment by Forstmann Little & Co. in NEXTLINK Communications, Inc.

      (5)  Current Report on Form 8-K dated January 24, 2000, reporting under Item 5 certain details regarding the Concentric acquisition and the closing of the previously announced $1 billion credit facility with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers, and certain subsidiaries of NEXTLINK, as guarantors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by their undersigned thereunto duly authorized.

NEXTLINK Communications, Inc.

Date: March 29, 2000	By: /s/ DANIEL F. AKERSON Daniel F. Akerson Chief Executive Officer Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrants and in the capacities indicated:

Name	Title

/s/ DANIEL F. AKERSON Daniel F. Akerson	Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors

/s/ MARK S. GUNNING Mark S. Gunning	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOSEPH L. COLE Joseph L. Cole	Director

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director

/s/ NICHOLAS C. FORSTMANN Nicholas C. Forstmann	Director

William A. Hoglund	Director

/s/ SANDRA J. HORBACH Sandra J. Horbach	Director

/s/ NICOLAS KAUSER Nicolas Kauser	Director

Craig O. McCaw	Director

Name	Title

/s/ SHARON L. NELSON Sharon L. Nelson	Director

/s/ JEFFREY S. RAIKES Jeffrey S. Raikes	Director

/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by their undersigned thereunto duly authorized.

NEXTLINK Capital, Inc.

Date: March 29, 2000	By: /s/ DANIEL F. AKERSON Daniel F. Akerson Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrants and in the capacities indicated:

Name	Title

/s/ DANIEL F. AKERSON Daniel F. Akerson	Chief Executive Officer (Principal Executive Officer)

/s/ MARK S. GUNNING Mark S. Gunning	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ GARY D. BEGEMAN Gary D. Begeman	Director

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger and Share Exchange Agreement, dated January 9, 2000, by and among Concentric Network Corporation, NEXTLINK Communications, Inc., Eagle River Investments, L.L.C. and NM Acquisition Corp. (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on January 11, 2000)
3.1.1	—	Certificate of Incorporation of NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 3.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
3.1.2	—	Certificate of Amendment of Certificate of Incorporation of NEXTLINK Communications, Inc., dated August 25, 1999 (Incorporated herein by reference to exhibit 3.2 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
3.1.3	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Senior Exchangeable Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to the exhibit 4.2 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
3.1.4	—	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6 1/2% Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 4.8 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
3.1.5	—	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof
3.1.6	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof
3.2	—	By-laws of NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 3.2 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
3.3	—	Articles of Incorporation of NEXTLINK Capital, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
3.4	—	By-laws of NEXTLINK Capital, Inc. (Incorporated herein by reference to exhibit 3.4 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
4.1.1	—	Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.2	—	Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001))
4.1.3	—	Form of stock certificate of 6 1/2% Cumulative Convertible Preferred Stock
4.1.4	—	Form of stock certificate of Series C Cumulative Convertible Participating Preferred Stock
4.1.5	—	Form of stock certificate of Series D Convertible Participating Preferred Stock

4.2.1	—	Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
4.2.2	—	First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.2.3	—	Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.3.1	—	Indenture dated September 25, 1997 between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577))
4.3.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.4.1	—	Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.4.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.5.1	—	Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.5.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.6	—	Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as trustee relating to the 10 3/4% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749))

4.7	—	Indenture, dated June 1, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.8	—	Indenture, dated June 1, 1999, by and among NEXTLINK Communications Inc. and United States Trust Company of Texas, as Trustee, related to the 12 1/4% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.9	—	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))
4.10	—	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of Texas, as Trustee, relating to the 12 1/8% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))
10.1	—	Stock Option Plan of NEXTLINK Communications, Inc. as amended
10.2	—	Employee Stock Purchase Plan of NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
10.3	—	NEXTLINK Communications, Inc. Change of Control Retention Bonus and Severance Pay Plan
10.4	—	Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.5	—	Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. and Wendy P. McCaw
10.6	—	Registration Right Agreement, dated as of June 30, 1999, between NEXTLINK Communications, Inc. and Craig O. McCaw
10.7	—	Registration Rights Agreement dated as of January 20, 2000, between NEXTLINK Communications, Inc. and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C and D convertible preferred stock
10.8	—	Registration Rights Agreement, dated January 14, 1999, between NEXTLINK Communications, Inc. and the Holders referred to therein. (Incorporated herein by reference to exhibit 10.2 filed with the current report on Form 8-K filed on January 19, 1999)
10.9	—	Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.10	—	Letter agreement, dated June 9, 1998, between NEXTLINK Communications, Inc. and Jan Loichle
10.11	—	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc.
10.12	—	Fiber Lease and Innerduct Use Agreement, dated February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.13	—	Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.14	—	Cost sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC. (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.15	—	Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. and Level 3 Communications, LLC. (Incorporated herein by reference to exhibit 10.7 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.16	—	Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc., certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on February 16, 2000)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Public Accountants
27	—	Financial Data Schedule

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
NEXTLINK Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of NEXTLINK Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXTLINK Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

February 14, 2000

NEXTLINK Communications, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$868,463	$319,496

Marketable securities	1,013,301	1,158,566

Accounts receivable, net of allowance for doubtful accounts of $4,246 and $3,022, respectively	80,746	36,115

Other current assets	24,498	16,480

Pledged securities	40,759	21,500

Total current assets	2,027,767	1,552,157

Property and equipment, net	1,180,021	594,408

Investment in fixed wireless licenses, net	933,128	67,352

Other assets, net	456,192	269,189

Total assets	$4,597,108	$2,483,106

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$81,841	$61,175

Other accrued liabilities	119,795	45,056

Accrued interest payable	45,578	34,670

Current portion of long-term obligations	2,003	2,755

Total current liabilities	249,217	143,656

Long-term debt	3,733,342	2,013,192

Other long-term liabilities	15,319	16,553

Total liabilities	3,997,878	2,173,401

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 14% Preferred, aggregate liquidation preference $425,952; 8,324,796 and 7,254,675 shares issued and outstanding in 1999 and 1998, respectively; 6 1/2% Convertible Preferred, aggregate liquidation preference $200,000; 4,000,000 shares issued and outstanding	612,352	556,168

Shareholders’ deficit:

Common stock, par value $0.02 per share, stated at amounts paid in; Class A, 400,000,000 shares authorized, 75,228,632 and 48,340,234 shares issued and outstanding at December 31, 1999 and 1998, respectively; Class B, 60,000,000 shares authorized, 58,742,550 and 60,595,804 shares issued and outstanding at December 31, 1999 and 1998, respectively	1,139,232	354,525

Deferred compensation	(85,489)	(11,370)

Accumulated other comprehensive income	150,634	—

Accumulated deficit	(1,217,499)	(589,618)

Total shareholders’ deficit	(13,122)	(246,463)

Total liabilities and shareholders’ deficit	$4,597,108	$2,483,106

      See accompanying notes to consolidated financial statements.

NEXTLINK Communications, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,

	1999	1998	1997

Revenue	$274,324	$139,667	$57,579

Costs and expenses:

Operating	221,664	123,675	54,031

Selling, general and administrative	266,908	156,929	75,732

Restructuring (including $28,016 in non-cash stock compensation)	30,935	—	—

Deferred compensation	12,872	4,993	3,247

Depreciation	93,097	45,638	18,851

Amortization	15,378	14,616	8,339

Total costs and expenses	640,854	345,851	160,200

Loss from operations	(366,530)	(206,184)	(102,621)

Interest income	90,961	72,409	28,112

Interest expense	(283,123)	(144,565)	(54,495)

Net loss	$(558,692)	$(278,340)	$(129,004)

Preferred stock dividends and accretion of preferred stock redemption obligation, including issue costs	(69,189)	(58,773)	(39,320)

Net loss applicable to common shares	$(627,881)	$(337,113)	$(168,324)

Net loss per share (basic and diluted)	$(5.02)	$(3.13)	$(1.96)

Shares used in computation of net loss per share	125,132,459	107,708,264	86,111,770

      See accompanying notes to consolidated financial statements.

NEXTLINK Communications, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Dollars in thousands)

	Common Stock

						Accumulated
	Shares					Other
				Deferred	Accumulated	Comprehensive
	Class A	Class B	Amount	Compensation	Deficit	Income

Balance at December 31, 1996.	—	—	$—	$—	$(84,181)	$—

Merger of NEXTLINK Communications, L.L.C. with and into NEXTLINK Communications, Inc.	—	72,330,518	65,527	—	—	—

Conversion of Equity Option Plan into Stock Option Plan	—	—	15,363	(4,234)	—	—

Issuance of compensatory stock option	—	—	4,872	(4,872)	—	—

Compensation attributable to stock options vesting	—	—	—	2,335	—	—

Issuance of common stock under leasing agreement	353,068	—	1,400	—	—	—

Issuance of common stock through Stock Option Plan	1,345,756	1,842,628	115	—	—	—

Issuance of common stock in initial public offering	28,560,000	—	226,760	—	—	—

Sale of common stock by selling shareholder in initial public offering	6,400,000	(6,400,000)	—	—	—	—

Issuance of common stock in acquisitions	1,396,974	—	16,524	—	—	—

Conversion of Class B common stock into Class A common stock	280,000	(280,000)	—	—	—	—

Cumulative redeemable stock redemption obligation, including issue costs	—	—	—	—	(39,320)	—

Net loss	—	—	—	—	(129,004)	—

Balance at December 31, 1997.	38,335,798	67,493,146	330,561	(6,771)	(252,505)	—

Issuance of compensatory stock options	—	—	9,592	(9,592)	—	—

Compensation attributable to stock options vesting	—	—	—	4,993	—	—

Issuance of common stock through employee benefit plans	1,688,570	—	3,695	—	—	—

Issuance of common stock for purchase of minority interest	—	378,624	5,727	—	—	—

Conversion of Class B common stock into Class A common stock	8,315,866	(8,315,866)	—	—	—	—

Termination of common stock redemption obligation	—	1,039,900	4,950	—	—	—

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation, including issue costs	—	—	—	—	(58,773)	—

Net loss	—	—	—	—	(278,340)	—

Balance at December 31, 1998	48,340,234	60,595,804	354,525	(11,370)	(589,618)	—

Issuance of common stock in public offering	8,464,100	—	310,533	—	—	—

Issuance of common stock in acquisition	11,431,662	—	350,438	—	—	—

Issuance of compensatory stock options	—	—	86,991	(86,991)	—	—

Compensation attributable to stock options vesting	—	—	—	12,872	—	—

Issuance of common stock through employee benefit plans	4,596,708	—	36,468	—	—	—

Conversion of Class B common stock into Class A common stock	2,391,060	(2,391,060)	—	—	—	—

Issuance of common stock for purchase of minority interest	—	537,806	210	—	—	—

Issuance of common stock under leasing arrangement	4,868	—	67	—	—	—

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation, including issue costs	—	—	—	—	(69,189)	—

Net loss	—	—	—	—	(558,692)	—

Other comprehensive income — unrealized holding gains arising during the period	—	—	—	—	—	150,634

Total comprehensive income	—	—	—	—	—	—

Balance at December 31, 1999.	75,228,632	58,742,550	$1,139,232	$(85,489)	$(1,217,499)	$150,634

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Members’
	Capital	Total

Balance at December 31, 1996.	$65,527	$(18,654)

Merger of NEXTLINK Communications, L.L.C. with and into NEXTLINK Communications, Inc.	(65,527)	—

Conversion of Equity Option Plan into Stock Option Plan	—	11,129

Issuance of compensatory stock option	—	—

Compensation attributable to stock options vesting	—	2,335

Issuance of common stock under leasing agreement	—	1,400

Issuance of common stock through Stock Option Plan	—	115

Issuance of common stock in initial public offering	—	226,760

Sale of common stock by selling shareholder in initial public offering	—	—

Issuance of common stock in acquisitions	—	16,524

Conversion of Class B common stock into Class A common stock	—	—

Cumulative redeemable stock redemption obligation, including issue costs	—	(39,320)

Net loss	—	(129,004)

Balance at December 31, 1997.	—	71,285

Issuance of compensatory stock options	—	—

Compensation attributable to stock options vesting	—	4,993

Issuance of common stock through employee benefit plans	—	3,695

Issuance of common stock for purchase of minority interest	—	5,727

Conversion of Class B common stock into Class A common stock	—	—

Termination of common stock redemption obligation	—	4,950

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation, including issue costs	—	(58,773)

Net loss	—	(278,340)

Balance at December 31, 1998	—	(246,463)

Issuance of common stock in public offering	—	310,533

Issuance of common stock in acquisition	—	350,438

Issuance of compensatory stock options	—	—

Compensation attributable to stock options vesting	—	12,872

Issuance of common stock through employee benefit plans	—	36,468

Conversion of Class B common stock into Class A common stock	—	—

Issuance of common stock for purchase of minority interest	—	210

Issuance of common stock under leasing arrangement	—	67

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation, including issue costs	—	(69,189)

Net loss	—	(558,692)

Other comprehensive income — unrealized holding gains arising during the period	—	150,634

Total comprehensive income	—	(408,058)

Balance at December 31, 1999.	$—	$(13,122)

See accompanying notes to consolidated financial statements.

NEXTLINK Communications, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	1999	1998	1997

OPERATING ACTIVITIES:

Net loss	$(558,692)	$(278,340)	$(129,004)

Adjustments to reconcile net loss to net cash used in operating activities:

Restructuring charge	28,016	—	—

Deferred compensation expense	12,872	4,993	3,247

Equity in loss of affiliates	4,386	3,677	2,544

Depreciation and amortization	108,475	60,254	27,190

Accretion of interest on senior notes	68,731	28,869	—

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(44,631)	(13,160)	(11,206)

Other current assets	(11,414)	(4,996)	(4,778)

Other long-term assets	6,034	(16,179)	(1,208)

Accounts payable	(6,924)	5,742	4,116

Accrued expenses and other liabilities	23,323	18,866	2,149

Accrued interest payable	10,908	15,790	9,630

Net cash used in operating activities	(358,916)	(174,484)	(97,320)

INVESTING ACTIVITIES:

Purchase of property and equipment	(611,511)	(268,255)	(142,170)

Investment in fixed wireless licenses (net of cash received)	(515,627)	(67,354)	—

Investment in assets of acquired businesses (net of cash acquired)	—	—	(61,609)

Cash placed into escrow in conjunction with acquisition	—	—	6,000

Assets acquired in network lease	—	(92,000)	—

Investments in unconsolidated affiliates	(1,776)	(80,836)	(6,766)

Purchase of pledged securities	(40,759)	—	—

Maturity of pledged securities	21,135	36,981	39,920

Purchase of marketable securities	(9,095,139)	(4,699,018)	(2,100,916)

Sale of marketable securities	9,203,057	3,893,735	1,795,346

Net cash used in investing activities	(1,040,620)	(1,276,747)	(470,195)

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	—	193,824	274,000

Repayment of payable to affiliates	—	—	(1,500)

Repayment of note payable and other obligations	(2,954)	(11,417)	(7,865)

Dividends paid on convertible preferred stock	(13,000)	(9,750)	—

Net proceeds from sale of common stock	310,533	—	226,760

Proceeds from sale of senior notes	1,651,419	1,234,323	400,000

Proceeds from issuance of common stock upon exercise of stock options	36,468	3,695	115

Costs incurred in connection with debt financing	(33,963)	(29,022)	(11,728)

Net cash provided by financing activities	1,948,503	1,381,653	879,782

Net increase (decrease) in cash and cash equivalents	548,967	(69,578)	312,267

Cash and cash equivalents, beginning of year	319,496	389,074	76,807

Cash and cash equivalents, end of year	$868,463	$319,496	$389,074

SUPPLEMENTAL DATA:

Cash paid for interest	$202,431	$100,551	$44,865

See accompanying notes to consolidated financial statements.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed in September 1994 and, through its subsidiaries, provides competitive local, long distance and enhanced telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, LLC (Eagle River).

      As the competitive local telecommunications service business is a capital intensive business, the Company’s operations are subject to significant risks and uncertainties including competitive, financial, developmental, operational, growth and expansion, technological, regulatory, and other risks associated with developing the Company’s business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

      The Company’s financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All significant inter-company accounts and transactions have been eliminated.

  Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  Marketable Securities

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. The Company’s marketable securities consist of U.S. government and other securities with original maturities beyond three months.

  Pledged Securities

      As of December 31, 1999, the Company had pledged $40.0 million in marketable securities as collateral against certain hedge options. The Company had entered into a hedge transaction during 1999 to reduce its risk of significant market declines on certain highly volatile equity securities. The hedge was closed out in early 2000.

      As of December 31, 1998, the Company had pledged $20.5 million in U.S. government securities to be used to satisfy interest payment obligations on its 12 1/2% Senior Notes due 2006. In connection with the sale of 12 1/2% Senior Notes, a portion of the net proceeds was used to purchase a portfolio consisting of U.S. government securities, which matured at dates sufficient to provide for interest payments in full on the 12 1/2% Senior Notes through April 15, 1999. All of such pledged securities were used for such interest payments with remaining amounts released to the Company.

      The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Direct costs of construction are capitalized, including $9.9 million, $4.3 million, and $1.8 million of interest costs related to construction during 1999, 1998 and 1997, respectively.

      Estimated useful lives of property and equipment are as follows:

Telecommunications networks	5-20 years

Office equipment, furniture and other	3-5 years

Leasehold improvements	the lesser of the estimated useful lives or the terms of the leases

  Investment in Fixed Wireless Licenses

      Investment in fixed wireless licenses consists of direct and indirect costs to acquire fixed wireless license rights. Such costs will be amortized using the straight-line method over 20 years commencing when the license is placed into use, or when commercial service using fixed wireless technology is deployed in the license’s geographic area.

  Other Assets

      Other assets consist primarily of intangible assets including costs allocated in acquisitions to customer bases, software and related intellectual property, and goodwill. Such costs are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Customer bases	5 years

Software and related intellectual property	5 years

Goodwill	15-20 years

      The Company periodically evaluates the recoverability of goodwill based upon projected undiscounted cash flows and operating income or other valuation techniques.

      Costs incurred in connection with securing the Company’s debt facilities, including underwriting and advisory fees and other such costs, are deferred and included in other assets, and are amortized over the term of the financing using the straight-line method.

      Other assets also includes investments in entities in which the Company has less than a majority interest but can exercise significant influence. The Company uses the equity method to account for such investments. Under the equity method, investments originally recorded at cost, are adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, rather than as dividends or other distributions received, limited to the extent of the Company’s investment in, advances to and guarantees for the investees. Investments in publicly traded equity securities are marked to market in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in entities in which the Company has no significant influence are accounted for under the cost method and included in other assets.

  Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Revenue Recognition

      The Company recognizes revenue on telecommunications and enhanced communications services in the period that services are provided.

  Net Loss Per Share

      Net loss per share has been computed in accordance with SFAS No. 128, “Earnings Per Share.” Accordingly, net loss per share amounts are based on the weighted average number of common shares outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, nominal issuances of shares and common stock equivalents during the twelve-month period preceding the Company’s initial public offering in September 1997 have been included as if such shares were outstanding for all periods presented. All other common share equivalents are excluded from the calculation of net loss per share due to their antidilutive effect. Therefore, the weighted average number of common shares outstanding for basic and dilutive net loss per share calculations are equal for all periods presented.

  Stock-Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for compensation cost associated with its stock option plans in accordance with Accounting Principles Bulletin Opinion No. 25 adopting the disclosure-only provisions of SFAS 123. Accordingly, the excess, if any, of the market value of the common stock over the exercise price of the option on the date of grant is recorded as expense ratably over the vesting period.

  Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company’s trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral. The Company’s allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

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

Accounting Changes

  Comprehensive Income

      Under SFAS No. 130 “Reporting Comprehensive Income,” the Company is required to report comprehensive income, which includes the Company’s net income, as well as changes in equity from other sources. In the Company’s case, the other changes in equity included in comprehensive income comprise unrealized gains and losses on available-for-sale investments.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Segment Information

      In the first quarter of 1998, the Company adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 supersedes SFAS No. 14 “Financial Reporting for Segments of a Business Enterprise.” Under the new standard the Company uses the “management” approach to reporting its segments. Under the management approach, the internal organization that is used by management for making operating decisions and assessing performance is the basis for designating the Company’s segments.

  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management believes that the adoption of SFAS 133 will not materially impact the Company’s financial position.

      In January 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, “Revenue Recognition,” that will be effective for the Company’s year ending December 31, 2000. The bulletin provides guidance for applying Generally Accepted Accounting Principles to revenue recognition, presentation, and disclosure in financial statements filed with the SEC. Management believes that the bulletin will not materially impact the Company’s financial position.

3.  ACQUISITIONS

      In April 1999, the Company acquired WNP Communications, Inc (WNP), for a total of $698.2 million. Of this amount the Company paid $157.7 million to the FCC in license fees, including interest. The remainder of the purchase price, consisting of $190.1 million in cash and 11,431,662 shares of Class A common stock, was paid to the stockholders of WNP. In this transaction, the Company acquired 39 A block local multi-point distribution services, or LMDS, wireless licenses and one B block LMDS wireless license. At the time of the acquisition, WNP was a holding company for the fixed wireless licenses and did not have any operations.

      In June 1999, the Company acquired from Nextel Communications Inc. (Nextel) its 50% interest in NEXTBAND, a joint venture formed between the Company and Nextel in January 1998, for $137.7 million in cash. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. The purchase price was determined based on a formula derived in conjunction with the acquisition of WNP.

      In July 1998, the Company formed INTERNEXT L.L.C., which is beneficially owned 50% each by the Company and Eagle River. INTERNEXT entered into an agreement with Level 3 Communications, Inc. Level 3 is constructing a fiber optic network that is expected to cover more than 16,000 route miles with six or more conduits and connect 50 cities in the United States and Canada. Pursuant to this agreement, INTERNEXT will receive an exclusive interest in 24 “dark” fibers in a shared, filled conduit, one empty conduit and the right to 25% of the fibers pulled through the sixth and any additional conduits in the network. INTERNEXT will pay $700 million in exchange for these rights, the majority of which will be payable as segments of the network are completed and accepted, substantially all of which is expected to occur during 2000 and 2001. As of December 31, 1999, INTERNEXT had paid $47.6 million to Level 3 of which $19.8 million was paid in 1999. The investment is recorded in Other Assets.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

      In November 1997, the Company acquired all of the outstanding shares of Start Technologies Corporation (Start), a shared tenant services provider offering local and long distance services, Internet access and customer premise equipment management in Texas and Arizona. The Company paid consideration for the transaction consisting of $20.0 million in cash, 882,672 shares of Class A common stock, and the assumption of approximately $5.3 million in liabilities.

      In October 1997, the Company acquired all of the outstanding shares of Chadwick Telecommunications Corporation, a switch-based long distance reseller in central Pennsylvania, through a merger transaction between Chadwick and a wholly owned subsidiary of the Company. The purchase price consisted of a $5.0 million promissory note paid in January 1998, issuance of 1,028,604 and 578,588 shares of Class A common stock in 1997 and March 2000, respectively, and the repayment of long-term debt and other liabilities totaling $6.6 million. The Company also has agreed to issue an additional 96,432 shares of Class A common stock in the event that certain performance goals are achieved by March 31, 2002.

4.  MARKETABLE SECURITIES

      Of the marketable securities outstanding as of December 31, 1999, $532.9 million matures within one year. The remainder matures in less than two years.

      As of December 31, 1999, the Company’s marketable securities were recorded at fair value. As of December 31, 1998, such securities were recorded at amortized cost which approximated fair value. The Company’s marketable securities consisted of the following (in thousands):

	December 31,

	1999	1998

U.S. Government and agency notes and bonds	$552,394	$653,554

State and municipal notes and bonds	—	28,561

Foreign government notes and bonds	21,195	7,016

Corporate notes and bonds	439,712	469,435

	$1,013,301	$1,158,566

5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following components (in thousands):

	December 31,

	1999	1998

Telecommunications networks	$781,899	$379,277

Office equipment, leasehold improvements, furniture and other	216,456	107,991

	998,355	487,268

Less accumulated depreciation	174,134	81,212

	824,221	406,056

Network construction in progress	355,800	188,352

	$1,180,021	$594,408

      In February 1998, the Company entered into a 20-year capital lease for exclusive rights to multiple fibers and innerducts throughout New York, New Jersey, Connecticut, Pennsylvania, Delaware, Maryland and Washington D.C. The Company paid $97.0 million in the transaction, of which $5.0 million was paid for rights-of-way. Of the purchase price, $80.3 million was placed into escrow pending completion and delivery of segments of the network route to the Company. The payment was recorded as a long-term asset, and is

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

reclassified as property and equipment as portions of the network are completed. As of December 31, 1999, $25.2 million has been released from escrow for delivery of portions of the network. The Company has the option to renew the lease for two additional 10 year terms.

6.  OTHER ASSETS

      Other assets consisted of the following components (in thousands):

	December 31,

	1999	1998

Customer bases	$53,447	$53,397

Investments in unconsolidated affiliates	58,499	17,839

Financing costs	72,528	50,572

Assets acquired in network lease	66,800	92,000

Goodwill	62,599	62,330

Other non-current assets	186,681	27,886

	500,554	304,024

Less accumulated amortization	44,362	34,835

	$456,192	$269,189

7.  OTHER ACCRUED LIABILITIES

      Other accrued liabilities consisted of the following components (in thousands)

	December 31,

	1999	1998

Accrued compensation	$27,516	$11,410

Accrued restructuring costs	30,935	—

Other accrued liabilities	61,344	33,646

	$119,795	$45,056

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.  LONG-TERM DEBT

      Long-term debt consisted of the following components (in thousands):

	December 31,

	1999		1998

	Carrying	Estimated	Carrying
	Value	Fair Value	Value

Senior Notes, 10 1/2%, due December 1, 2009	$400,000	$400,000	$—

Senior Discount Notes, 12 1/8%, due December 1, 2009	255,230	259,206	—

Senior Notes, 10 3/4%, due June 1, 2009	675,000	684,797	—

Senior Discount Notes, 12 1/4%, due June 1, 2009	348,425	358,711	—

Senior Notes, 10 3/4%, due November 15, 2008	500,000	507,038	500,000

Senior Discount Notes, 9.45%, due April 15, 2008	470,420	408,483	428,813

Senior Notes, 9%, due March 15, 2008	334,267	308,059	334,379

Senior Notes, 9 5/8%, due October 1, 2007	400,000	382,042	400,000

Senior Notes, 12 1/2%, due April 15, 2006	350,000	381,391	350,000

	$3,733,342	$3,689,727	$2,013,192

      On November 17, 1999, the Company completed the sale of $400.0 million of 10 1/2% Senior Notes and $455.0 million in principal amount at stated maturity of 12  1/8% Senior Discount Notes, both due 2009. The Company received proceeds, net of discounts, commissions, advisory fees and expenses totaling approximately $639.6 million. Interest payments on the 10 1/2% Notes are due semi-annually beginning June 1, 2000. The 12  1/8% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $251.4 million. The 12  1/8% Notes accrete at a rate of 12  1/8% compounded semi-annually, to an aggregate principal amount of $455 million by December 1, 2004. No cash interest will accrue on the 12  1/8% Notes until December 1, 2004. Interest will become payable in cash semi-annually beginning June 1 2005. The Company has the option to redeem the 10 1/2% Notes and the 12  1/8% Notes, in whole or in part, beginning December 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by December 1, 2007.

      On June 1, 1999, the Company completed the sale of $675.0 million of 10 3/4% Senior Notes and $588.9 million in principal amount at stated maturity of 12 1/4% Senior Discount Notes, both due June 1, 2009. The Company received proceeds, net of discounts, underwriting commissions, advisory fees and expenses, totaling approximately $979.5 million. Interest payments on the 10 3/4% Notes due 2009 are due semi-annually beginning December 1, 1999. The 12 1/4% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. The Company has the option to redeem the 10 3/4% Notes due 2009 and the 12 1/4% Notes, in whole or in part, beginning June 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by June 1, 2007.

      On November 12, 1998, the Company completed the sale of $500.0 million of 10 3/4% Senior Notes due November 15, 2008. The Company received proceeds from the sale, net of commissions, advisory fees and expenses, totaling approximately $488.5 million. Interest payments on the notes are due semi-annually. The 10 3/4% Notes due 2008 are redeemable at the option of the Company, in whole or in part, beginning November 15, 2003 at established redemption prices, that decline to 100% of the stated principal amount thereof by November 12, 2006.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

      On April 1, 1998, the Company completed the sale of $637.0 million in principal amount at stated maturity of 9.45% Senior Discount Notes due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $400.0 million. The Company received proceeds, net of discounts, commissions, advisory fees and expenses, totaling approximately $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003. The 9.45% Notes are redeemable at the option of the Company, in whole or in part, beginning April 15, 2003 at established redemption prices, that decline to 100% of the stated principal amount thereof by April 1, 2006.

      On March 3, 1998, the Company completed the sale of $335.0 million of 9% Senior Notes due March 15, 2008. The Company received proceeds from the sale, net of discounts, commissions, advisory fees and expenses, of approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003 at established redemption prices that decline to 100% of the stated principal amount thereof by March 3, 2006.

      On October 1, 1997, the Company completed the sale of $400.0 million in principal amount of 9  5/8% Senior Notes due October 1, 2007. The Company received proceeds from the sale, net of underwriting commissions, advisory fees and expenses, totaling approximately $388.5 million. Interest payments on the 9  5/8% Notes are due semi-annually. The 9  5/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at established redemption prices, that decline to 100% of the stated principal amount thereof by October 1, 2005.

      On April 25, 1996, the Company completed the sale of $350.0 million in principal amount of 12 1/2% Senior Notes due April 15, 2006. The Company received proceeds from the sale, net of commissions, advisory fees and expenses totaling approximately $340.2 million. The Company used $117.7 million of the proceeds to purchase U.S. government securities, representing funds sufficient to provide for payment in full of interest on the 12 1/2% Senior Notes through April 15, 1999 and $32.2 million to repay advances and accrued interest from Eagle River. Interest payments on the 12 1/2% Senior Notes are due semi-annually. The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at established redemption prices that decline to 100% of the stated principal amount thereof by April 15, 2004.

      The indentures pursuant to which all of the Company’s Senior Notes and Senior Discount Notes have been issued contain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. In addition, the Company is required to use the net proceeds from the sale of certain sales of senior notes and senior discount notes to fund 80% of the expenditures for the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures to fund similar expenditures. Prior to the application of all such proceeds, the Company may invest them in marketable securities.

      In the event of a change in control of the Company as defined in the indentures, holders of the Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company’s subsidiaries, including trade payables.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.  REDEEMABLE PREFERRED STOCK

      On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% cumulative convertible preferred stock (6 1/2% Preferred Stock) with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of commissions, advisory fees and expenses of approximately $193.8 million. Each share of 6 1/2% Preferred Stock is convertible, at the option of the holder, into 2.29 shares of the Company’s Class A common stock (subject to adjustments in certain circumstances). The Company may cause such conversion rights to expire if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period after April 15, 2001 and through April 15, 2006. Dividends on the 6 1/2% Preferred Stock accrue from March 31, 1998 and are payable in cash quarterly, at an annual rate of 6 1/2% of the liquidation preference thereof. The Company is required to redeem all of the 6 1/2% Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. As of December 31, 1999, the implied fair value of the Company’s 6 1/2% Preferred Stock is $777.0 million based on the market price of the Company’s Class A common stock into which the preferred stock converts. Terms, including conversion features, vary based on market conditions at the time the security is issued. Accordingly, management believes that this value may not reflect the proceeds the Company would obtain if it issued convertible preferred stock today.

      On January 31, 1997, the Company completed the sale of 5.7 million units consisting of (i) 14% senior exchangeable redeemable preferred shares (14% Preferred Shares), liquidation preference $50 per share, and (ii) contingent warrants to acquire in the aggregate 5% of each class of outstanding junior shares (as defined) of the Company on a fully diluted basis as of February 1, 1998. The sale generated gross proceeds to the Company of $285.0 million, and proceeds net of commissions, advisory fees and expenses of approximately $274.0 million. The contingent warrants expired unexercised as of the date of the Company’s initial public offering of Class A common stock. Dividends on the 14% Preferred Shares accrue from January 31, 1997 and are payable quarterly, at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company’s option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional 14% Preferred Shares with an aggregate liquidation preference equal to the amount of such dividends. The Company is required to redeem all of the 14% Preferred Shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. Management believes that, as of December 31, 1999, the carrying value of the 14% Preferred Shares approximated its fair market value.

      Subject to certain conditions, the 14% Preferred Shares are exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the Senior Subordinated Notes would be substantially the same as those of the Company’s outstanding 12 1/2% Senior Notes.

      The terms of the 14% Preferred Stock limit the ability of the Company to incur additional indebtedness and issue additional preferred stock. In the event of a change of control, as defined by the terms of the 14% Preferred Stock, holders of the 14% Preferred Stock will have the right to require the Company to purchase their shares, in whole or in part, at a price equal to 101% of the $50 liquidation preference thereof, plus accumulated and unpaid dividends, if any, thereon at the date of purchase.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.  INCOME TAXES

      Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	1999	1998

Deferred tax assets:

Provisions not currently deductible	$3,482	$3,004

Property, equipment and other long term assets (net)	86,351	47,613

Net operating loss carryforwards	372,920	119,292

Total deferred tax assets	462,753	169,909

Valuation allowance	(277,690)	(148,953)

Net deferred tax assets	185,063	20,956

Deferred tax liabilities:

Property, equipment and other long term assets (net)	(12,535)	(3,068)

Purchase acquisitions	(171,050)	(16,445)

Other	(1,478)	(1,443)

Total deferred tax liabilities	(185,063)	(20,956)

Net deferred taxes	$—	$—

      The net change in the valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase of $128.7 million, $114.9 million and $34.1 million, respectively.

      As of December 31, 1999, the Company had net operating loss carryforwards of approximately $916.8 million, of which $119.3 million, $178.9 million and $618.6 million expire in 2012, 2018 and 2019 respectively.

      A reconciliation of the Company’s effective income tax rate and the U.S. federal tax rate is as follows:

	1999	1998

Statutory rate	35.0%	34.0%

State income taxes, net of federal benefit	6.0%	6.0%

Valuation allowance for deferred tax assets	(41.0)%	(40.0)%

	—%	—%

11.  SHAREHOLDERS’ EQUITY (DEFICIT)

      In August 1999, the Company effected a two-for-one stock split of the issued and outstanding shares of Class A and Class B common stock, in the form of a stock dividend. In August 1997, the Company effected a 0.441336-for-1 reverse stock split of the issued and outstanding shares of Class A and Class B common stock. The accompanying consolidated financial statements and the related notes herein have been adjusted retroactively to reflect both the reverse stock split and the two-for-one stock split.

      In June 1999, the Company completed the sale of 15,200,000 shares of Class A common stock at $38.00 per share, 8,464,100 of which were offered by the Company and 6,735,900 of which were offered by certain shareholders that previously owned interests in WNP. Gross proceeds from the offering totaled $321.6 million, and proceeds to the Company, net of underwriting discounts, advisory fees and expenses, totaled approximately $310.5 million.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

      In October 1997, the Company completed an initial public offering (IPO) of 24,000,000 shares of Class A common stock at a price of $8.50 per share. In addition, the underwriters of the IPO exercised an option to purchase 4,560,000 additional shares of Class A common stock at the same price per share. Gross proceeds from the IPO totaled approximately $242.8 million, and proceeds to the Company, net of underwriting discounts, advisory fees and expenses, totaled approximately $226.8 million.

      Since January 31, 1997, the Company has had two classes of common stock outstanding, Class A common stock and Class B common stock. The Company’s Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share.

12.  NET LOSS PER SHARE

      Shares used in the computation of net loss per share amounts were calculated as follows:

	1999	1998	1997

Weighted average common shares outstanding	125,132,459	107,708,264	82,288,550

Nominal issuances during the 12 month period prior to the Company’s filing of its IPO, treated as if outstanding for all periods presented	—	—	3,823,220

Shares used in computation of net loss per share	125,132,459	107,708,264	86,111,770

13.  STOCK COMPENSATION ARRANGEMENTS

      Effective July 1, 1998, the Company adopted the Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, the Company has authorized the issuance of 6,000,000 Class A common shares, which allows eligible employees of the Company to purchase common shares of the Company at 85% of the simple average of the fair value of the common stock on the first and the last trading day of each month. Employees who own 5% or more of the voting rights of the Company’s outstanding common shares may not participate in the Purchase Plan. Employees purchased 124,716 and 111,934 shares of Class A Common Stock under the Purchase Plan during 1999 and 1998, respectively.

      The Company also maintains the NEXTLINK Communications, Inc. Stock Option Plan (the Plan) to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. The Company has reserved 41,000,000 shares of Class A common stock for issuance under the Plan. The options become exercisable over vesting periods of up to four years and expire no later than 10 years after the date of grant.

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

      The Company recorded approximately $12.9 million, $4.9 million and $2.3 million of deferred compensation expense related to the Plan for the years ended December 31, 1999, 1998, and 1997, respectively. Additionally, $28.0 million of the Company’s 1999 restructuring charge associated with the relocation of the

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s headquarters from Bellevue, Washington to Northern Virginia arose due to accelerated vesting of employee options in conjunction with severance arrangements for approximately 125 employees.

      The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the Plan and the Equity Option Plan, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows (in thousands, except per share amounts):

	1999	1998	1997

Net loss applicable to common shares — as reported	$(627,881)	$(337,113)	$(168,324)

Net loss applicable to common shares — pro forma	$(679,046)	$(353,466)	$(182,571)

Net loss per share — as reported	$(5.02)	$(3.13)	$(1.96)

Net loss per share — pro forma	$(5.43)	$(3.28)	$(2.13)

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

	1999	1998	1997

Expected volatility	70.3%	70.0%	45.0%

Risk free interest rate	5.32%	5.04%	6.11%

Expected life (range in years)	4.0	2.0–4.0	3.0–5.0

      The weighted average fair value of options granted during 1999, 1998 and 1997 was $24.27, $15.71, and $5.94, respectively.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Information with respect to the Plan and the Equity Option Plan is as follows:

	Shares Subject	Option Price	Weighted Average
	to Option	Range	Exercise Price

Options outstanding at December 31, 1996	4,009,292	$0.01 – 3.97	$0.23

Granted	5,138,312	$3.97 – 13.25	$4.62

Canceled	(410,796)	$0.01 – 10.66	$0.60

Exercised	(1,345,756)	$0.01 – 3.97	$0.09

Options outstanding at December 31, 1997	7,391,052	$0.01 – 13.25	$3.23

Granted	15,428,860	$3.97 – 20.25	$13.92

Canceled	(1,593,610)	$0.01 – 18.94	$8.11

Exercised	(1,593,710)	$0.01 – 16.07	$1.49

Options outstanding at December 31, 1998	19,632,592	$0.01 – 20.25	$11.37

Granted	13,260,996	$0.01 – 91.38	$31.26

Canceled	(2,148,568)	$0.50 – 61.38	$16.12

Exercised	(3,143,253)	$0.01 – 56.06	$9.40

Options outstanding at December 31, 1999	27,601,767	$0.01 – 91.38	$19.72

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.01 – $ 9.38	4,915,136	8.46	$2.72	1,615,472	$3.58
$10.06 – $22.50	15,331,443	8.59	7.18	2,847,561	8.27
$22.18 – $51.88	4,503,858	9.39	35.92	96,249	38.43
$52.16 – $91.38	2,851,330	9.72	58.27	269,375	79.09

	27,601,767

      At December 31, 1999 there were approximately 7 million shares of Class A common stock shares available for future issuances.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Supplemental disclosure of the Company’s cash flow information is as follows (in thousands):

	Year Ended December 31,

	1999	1998	1997

Noncash financing and investing activities were as follows:

Class A common stock issued in acquisitions and under lease arrangement	$350,438	$—	$17,924

Redeemable preferred stock dividends, paid in redeemable preferred shares	53,504	46,632	31,102

Accrued redeemable preferred stock dividends, payable in redeemable preferred shares, and accretion of preferred stock redemption obligation	2,680	2,391	8,218

Issuance of notes payable and assumption of liabilities in acquisitions	—	—	21,280

Issuance of Class B common stock for purchase of minority interest	269	5,727	—

Other long term obligations assumed	—	10,139	4,725

15.  LEASES

      The Company is leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2028.

      Future minimum lease commitments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1999 were as follows (in thousands):

Year Ending December 31,

2000	$28,482

2001	28,386

2002	28,195

2003	26,202

2004	23,236

Thereafter	177,683

Total minimum lease commitments	$312,184

      Rent expense totaled approximately $28.0 million, $13.3 million and $6.4 million in 1999, 1998 and 1997, respectively.

16.  OPERATING SEGMENTS

  Reportable Segments

      The Company has two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: a switched telecommunication services segment and an Interactive Voice Response, or IVR service segment. The switched telecommunications services segment is the Company’s largest segment and includes operations relating to the Company’s bundled local and long distance switched services, dedicated services, and long distance services. These services have similar network operations and technology requirements and are sold through identical sales channels to a targeted customer

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

base. Therefore, the Company manages these services as a single segment that is divided into geographic profit centers, or markets, within the United States. The Company’s IVR services manages an IVR platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and, by following a customized menu, access a variety of information. Simultaneously, a profile of the caller is left behind for either the Company’s or its customers’ use. The Company manages its IVR operations as a separate segment due to differences in technology requirements, sales and marketing strategy, and targeted customer base.

      The accounting policies followed by these segments are consistent with those described in Note 2. There are no significant inter-segment transactions. The Company does not allocate overhead expenses generated by its headquarters to individual segments.

      The Company’s IVR segment contributed the following percentages to the Company’s total:

	Year Ended December 31,

	1999	1998	1997

Revenue	8.1%	15.4%	27.3%

Net loss (excluding corporate overhead)	0.4%	0.7%	3.6%

Total assets	0.5%	0.8%	1.8%

  Products and Services

      The Company groups its products and services offered by its switched telecommunications services segment into core services, (comprised of bundled local and long distance as well as dedicated services) shared tenant services, long distance telephone services and enhanced services. Revenues from the IVR services segment services are included in the enhanced services product group. The revenues generated by the Company’s products and services were as follows (in thousands):

	Year Ended December 31 ,

	1999	1998	1997

Core services	$217,052	$76,654	$20,342

Shared tenant services	13,805	12,781	2,018

Long distance telephone services	21,233	26,937	16,478

Enhanced services	22,234	23,295	18,741

Total revenue	$274,324	$139,667	$57,579

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.  SELECTED QUARTERLY DATA (Unaudited)

      Summarized quarterly financial information for the year was as follows (in thousands, except per share amounts):

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$48,586	$60,657	$75,059	$90,022

Loss from operations	(71,359)	(80,224)	(86,582)	(128,365)

Net loss	(102,286)	(122,765)	(141,573)	(192,068)

Net loss applicable to common shares	(118,886)	(139,819)	(159,098)	(210,078)

Net loss per share	(1.09)	(1.12)	(1.27)	(1.57)

	1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$26,545	$32,030	$37,817	$43,275

Loss from operations	(40,769)	(45,057)	(53,074)	(67,284)

Net loss	(52,312)	(60,573)	(68,949)	(96,506)

Net loss applicable to common shares	(63,863)	(75,901)	(84,683)	(112,666)

Net loss per share	(0.60)	(0.71)	(0.79)	(1.04)

      Since there are changes in the weighted average number of shares outstanding each quarter, the sum of net loss per share by quarter may not equal the total net loss per share for the applicable year.

18.  RELATED PARTY TRANSACTIONS

      In June 1999, the Company acquired the assets of NEXTLINK, Inc., a company owned by Craig O. McCaw, the Company’s largest and controlling shareholder, through a merger transaction. NEXTLINK, Inc., owned approximately 1% minority interests in 10 of the Company’s subsidiaries. The Company issued 537,806 shares of Class B common stock in exchange for the minority interests. As part of this transaction, Mr. McCaw also received 532,932 shares of the Company’s Class B common stock, the number of shares of Class B common stock previously owned by NEXTLINK, Inc. The transaction was accounted for as a purchase of minority interests between entities under common control and, as such, the minority interests were recorded at NEXTLINK, Inc.’s historical cost.

19.  SUBSEQUENT EVENTS

  Senior Secured Credit Facility

      In February 2000, the Company entered into a $1.0 billion secured credit facility. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. At closing, the Company borrowed $150.0 million and $225.0 million of the term loan A and term loan B, respectively.

      The security for the Senior Secured Credit Facility consists of all of the assets purchased with the proceeds of the Senior Secured Credit Facility, the stock of certain of the Company’s direct subsidiaries, all assets of the Company and up to $125.0 million of guaranteed debt, all assets of certain of the Company’s subsidiaries.

      Amounts drawn under the Senior Secured Credit Facility will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins.

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62 1/2 to 150 basis points over the alternate base rate and from 162 1/2 to 250 basis points over LIBOR, based on the ratio of the Company’s consolidated total debt to annualized consolidated EBITDA. The applicable margin for the term loan B is fixed at 250 basis points over the alternate base rate and 350 basis points over LIBOR. Specific rates are determined by actual borrowings under each facility. Interest on the term loans A and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12 1/2% Senior Notes due 2006 by April 15, 2005. The term loans A and B and the revolving credit facility provide for automatic and permanent quarterly reductions of the amount available for borrowing under those facilities, beginning on March 31, 2004. The term loan B contains nominal amortization provisions beginning March 31, 2004 until maturity.

      The Senior Secured Credit Facility contains certain covenants, which, among other things, limit additional indebtedness, certain investments and other transactions, and dividend payments.

  Preferred Stock

      In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK, to be used to expand its networks and services, introduce new technologies and fund its business plan. The investment closed in January 2000. In the transaction, the investors acquired shares of two series of convertible preferred stock that together are convertible into the Company’s Class A common stock at a conversion price of $63.25 per share and provide for a 3.75% dividend payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and the Company may redeem the preferred stock at any time after later of January 20, 2005 and the date when the Company has redeemed its 12 1/2% Notes in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing January 20, 2010.

  Concentric Acquisition

      In January 2000, the Company agreed to acquire Concentric Network Corporation, a provider of high-speed digital subscriber lines (DSL), web hosting, e-commerce and other Internet services. In this transaction, both the Company and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will succeed to both companies assets and businesses and will assume all their outstanding debt obligations and other liabilities. In the transaction, each outstanding share of the Company’s Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving this merger, which stock will be substantially identical to the Company’s Class A and Class B common stock. In addition, each share of Concentric common stock would be converted into 0.495 of a share of Class A common stock of the surviving corporation, unless the trading price of the Company’s common stock at the effective time is less than or equal to $90.91, in which case each outstanding share would be converted into $45.00 in Class A common stock of the surviving corporation (based on the trading price of our Class A common stock prior to the effective time). If the Company’s average stock price is less than $69.23, each outstanding share of Concentric common stock would convert into 0.650 of a share of the Class A common stock of the surviving corporation.

      This transaction is intended to be tax-free to the Company’s and Concentric’s shareholders and has been unanimously approved by both the Company’s and Concentric’s boards of directors, but remains subject to

NEXTLINK Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

approval by Concentric’s stockholders. Eagle River, the holder of the majority of the Company’s voting power, has agreed to approve the transaction. The parties have obtained the consent of Concentric’s bond and preferred stock holders to certain amendments to those securities that are necessary to complete this transaction. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2000. The merger will be accounted under the purchase method of accounting.

  INTERNEXT Acquisition

      In January 2000, the Company agreed to acquire Eagle River’s 50% interest in INTERNEXT, L.L.C. in exchange for approximately 3.4 million shares of Class A common stock of the corporation surviving the reorganization. The acquisition, which is expected to close in the second quarter of 2000, will give the Company exclusive rights to “dark” fiber and empty conduits in the 16,000 mile, 50 city national broadband network that Level 3 is currently constructing. As this is a reorganization of entities under common control, Eagle River’s 50% interest in INTERNEXT will be recorded by the Company at Eagle River’s historical cost. Although this acquisition part of the reorganization in connection with the Concentric acquisition, closing is not conditioned on the closing of the Concentric acquisition.

  2000 Stock Split

      In February 2000, the Company announced a two-for-one stock split, to be effected in the form of a stock dividend, effective for stockholders of record on June 1, 2000, and payable on June 15, 2000. The split is subject to stockholder approval of a proposed increase in the number of shares of the Company’s common stock authorized for issuance. This proposal will be considered and voted on at the Company’s May 24, 2000 annual meeting of stockholders.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NEXTLINK Capital, Inc.:

      We have audited the accompanying balance sheets of NEXTLINK Capital, Inc. (a Washington Corporation) as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NEXTLINK Capital, Inc. as of December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

February 14, 2000

NEXTLINK Capital, Inc.

Balance Sheets

	December 31,

	1999	1998

Assets

Cash in bank	$100	$100

Shareholder’s Equity

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

NEXTLINK Capital, Inc.

Note to Balance Sheets

December 31, 1999 and 1998

1.  Description

      NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12 1/2% Senior Notes due April 15, 2006 of NEXTLINK. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date. NEXTLINK Capital’s sole source and repayment for the 12 1/2% Senior Notes will be from the operations of NEXTLINK. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of NEXTLINK.