Form 10-Q
period 2000-03-31
NEXTLINK COMMUNICATIONS INC /DE/
filed 2000-05-15
CIK 1015126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                        Commission file number: 000-22939


                          NEXTLINK Communications, Inc.
                             NEXTLINK Capital, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 91-1738221
                 Washington                                91-1716062
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   1505 Farm Credit Drive, McLean, VA                        22102
(Address of principal executive offices)                  (Zip Code)


                                 (703) 547-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

As of May 8, 2000, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 82,160,064 and 54,834,765, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

Item 1(a).        Financial Statements

                          NEXTLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                  (AMOUNTS AS OF MARCH 31, 2000 ARE UNAUDITED)


                                                                                                  MARCH 31,             DECEMBER 31,
                                                                                                   2000                    1999
                                                                                                -----------             -----------
ASSETS
Current assets:
     Cash and cash equivalents .....................................................            $ 1,752,720             $   868,463
     Marketable securities .........................................................              1,286,121               1,013,301
     Accounts receivable, net of allowance for doubtful accounts of
       $5,964 and $4,246, respectively .............................................                110,000                  80,746
     Other current assets ..........................................................                 80,417                  24,498
     Pledged securities ............................................................                  9,853                  40,759
                                                                                                -----------             -----------
         Total current assets ......................................................              3,239,111               2,027,767
Property and equipment, net of accumulated depreciation of $214,526
   and $174,134, respectively ......................................................              1,317,250               1,180,021
Investment in fixed wireless licenses, net .........................................                958,077                 933,128
Other assets, net ..................................................................                306,716                 456,192
                                                                                                -----------             -----------
         Total assets ..............................................................            $ 5,821,154             $ 4,597,108
                                                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ..............................................................            $    54,023             $    81,841
     Other accrued liabilities .....................................................                129,704                 119,795
     Accrued interest payable ......................................................                100,728                  45,578
     Current portion of long-term obligations ......................................                  1,214                   2,003
                                                                                                -----------             -----------
         Total current liabilities .................................................                285,669                 249,217
Long-term debt .....................................................................              4,137,670               3,733,342
Other long-term liabilities ........................................................                 16,218                  15,319
                                                                                                -----------             -----------
         Total liabilities .........................................................              4,439,557               3,997,878

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized; 13,667,206 and 12,324,796 shares issued
   and outstanding in 2000 and 1999, respectively; aggregate
   liquidation preference of $1,490,860 and $625,952 in 2000 and 1999,
   respectively ....................................................................              1,476,535                 612,352
Shareholders' deficit:
     Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 400,000,000 shares authorized, 81,807,114 and
       75,228,632 shares issued and outstanding in 2000 and 1999, respectively; Class B, 60,000,000 shares authorized, 54,834,765 and 58,742,550 shares issued and outstanding in 2000 and 1999,
       respectively ................................................................              1,194,467               1,139,232
     Deferred compensation .........................................................                (85,472)                (85,489)
     Accumulated other comprehensive income ........................................                  3,756                 150,634
     Accumulated deficit ...........................................................             (1,207,689)             (1,217,499)
                                                                                                -----------             -----------
         Total shareholders' deficit ...............................................                (94,938)                (13,122)
                                                                                                -----------             -----------
         Total liabilities and shareholders' deficit ...............................            $ 5,821,154             $ 4,597,108
                                                                                                ===========             ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             --------------------------------------
                                                                                                 2000                     1999
                                                                                             -------------            -------------
Revenue ..........................................................................           $     105,849            $      48,586

Costs and expenses:
     Operating ...................................................................                  76,021                   43,699
     Selling, general and administrative .........................................                  92,969                   52,334
     Deferred compensation .......................................................                   8,985                    1,059
     Depreciation ................................................................                  40,383                   19,037
     Amortization ................................................................                   5,613                    3,816
                                                                                             -------------            -------------
         Total costs and expenses ................................................                 223,971                  119,945
                                                                                             -------------            -------------

Loss from operations .............................................................                (118,122)                 (71,359)

Interest income ..................................................................                  44,613                   19,763
Interest expense .................................................................                (108,359)                 (50,690)
Other income .....................................................................                 225,112                       --
                                                                                             -------------            -------------

Net income (loss) ................................................................           $      43,244            $    (102,286)
                                                                                             =============            =============

Preferred stock dividends and accretion of preferred stock redemption
     obligation, including issue costs ...........................................                 (33,435)                 (16,600)
                                                                                             -------------            -------------
Earnings (loss) applicable to common shares ......................................           $       9,809            $    (118,886)
                                                                                             =============            =============

Earnings (loss) per common share:
     Basic .......................................................................           $        0.07            $       (1.09)
                                                                                             =============            =============
     Diluted .....................................................................           $        0.06            $       (1.09)
                                                                                             =============            =============

Weighted average shares:
     Basic .......................................................................             135,400,858              109,515,906
                                                                                             =============            =============
     Diluted .....................................................................             157,210,247              109,515,906
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

                          NEXTLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                 ----------------------------------
                                                                                                    2000                   1999
                                                                                                 -----------            -----------
OPERATING ACTIVITIES:
Net income (loss) ....................................................................           $    43,244            $  (102,286)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Deferred compensation expense ...................................................                 8,985                  1,059
     Equity in loss of affiliates ....................................................                 1,141                  1,012
     Realization of gain on sale of equity investment (net) ..........................              (225,112)                    --
     Depreciation and amortization ...................................................                45,996                 22,853
     Accretion of interest on senior discount notes ..................................                29,327                  9,840
Changes in assets and liabilities:
     Accounts receivable .............................................................               (29,254)               (10,708)
     Other current assets ............................................................                (1,005)                (4,400)
     Other long-term assets ..........................................................                (4,164)                    --
     Accounts payable ................................................................               (10,755)               (32,546)
     Accrued expenses and other liabilities ..........................................                26,582                (14,330)
     Accrued interest payable ........................................................                55,150                 26,435
                                                                                                 -----------            -----------
Net cash used in operating activities ................................................               (59,865)              (103,071)

INVESTING ACTIVITIES:
Purchase of property and equipment ...................................................              (194,674)              (112,051)
Payment of deposit for fixed wireless licenses .......................................               (26,685)                    --
Release of pledged securities ........................................................                30,906                     --
Purchase of marketable securities ....................................................            (5,593,105)            (1,132,957)
Maturity of marketable securities ....................................................             5,320,269              1,415,847
Proceeds from the sale of equity investment ..........................................               189,058                     --
                                                                                                 -----------            -----------
Net cash (used in) provided by investing activities ..................................              (274,231)               170,839


                                 -- Continued --

                          NEXTLINK COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                -----------------------------------
                                                                                                   2000                    1999
                                                                                                -----------             -----------
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock ...........................            $   849,046             $        --
Repayment of capital leases and other obligations ..................................                   (962)                   (918)
Proceeds from issuance of common stock through employee benefit plans ..............                 30,666                   5,600
Dividends paid on convertible preferred stock ......................................                (18,297)                 (3,250)
Net proceeds from draws on credit facility .........................................                357,900                      --
                                                                                                -----------             -----------
Net cash provided by financing activities ..........................................              1,218,353                   1,432
                                                                                                -----------             -----------

Net increase in cash and cash equivalents ..........................................                884,257                  69,200

Cash and cash equivalents, beginning of period .....................................                868,463                 319,496
                                                                                                -----------             -----------

Cash and cash equivalents, end of period ...........................................            $ 1,752,720             $   388,696
                                                                                                ===========             ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Noncash financing and investing activities:
     Redeemable preferred stock dividends, paid in redeemable
       preferred shares ............................................................            $    13,918             $     3,250
                                                                                                ===========             ===========
     Accrued redeemable preferred stock dividends, payable in
       redeemable preferred shares and accretion of preferred stock
       redemption obligation and issue costs .......................................            $     1,220             $    13,350
                                                                                                ===========             ===========

Cash paid for interest .............................................................            $    20,372             $    15,959
                                                                                                ===========             ===========

See accompanying notes to unaudited interim consolidated financial statements.

PART II.          OTHER INFORMATION

                          NEXTLINK COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (collectively referred to as the Company). The Company, through predecessor entities, was formed in September 1994 and, through its subsidiaries, provides competitive local, long distance and enhanced telecommunications services in selected markets in the United States. The Company is a majority-owned subsidiary of Eagle River Investments, L.L.C (Eagle River).

     The Company's financial statements include 100% of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. The Company's investments in unconsolidated companies in which it has a less than majority interest but exercises significant influence are accounted for on the equity method and included in other assets. Investments in entities in which the Company has no significant influence are accounted for on the cost method and included in other assets. All significant intercompany accounts and transactions have been eliminated.

     The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   SIGNIFICANT TRANSACTIONS

     In January 2000, the Company agreed to acquire Concentric Network Corporation (Concentric), a provider of high-speed digital subscriber line, or DSL, web hosting, e-commerce, and other Internet services. In this transaction, both the Company and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will succeed to both companies' assets and business and will assume all of the Company's and Concentric's outstanding debt obligations and liabilities. In the transaction, each outstanding share of the Company's Class A common stock and Class B common stock will be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to the Company's Class A and Class B common stock. In addition, each outstanding share of Concentric common stock would be converted into 0.495 of a share of Class A common stock of the surviving corporation, unless the trading price of the Company's Class A common stock at the effective time is less than or equal to $90.91, in which case each outstanding share would be converted into $45.00 of Class A common stock of the surviving corporation (based on the trading price of the Company's Class A common stock prior to the effective time). If at the effective time the Company's average stock price is less than $69.23, each outstanding share of Concentric common stock would convert into 0.650 of a share of Class A common stock of the surviving corporation. The conversion calculations will be adjusted if the closing occurs after the Company's announced stock split is completed as described in Note 4 to the financial statements.

     This transaction is intended to be tax-free to the Company's and Concentric's shareholders and has been unanimously approved by both the Company's and Concentric's boards of directors, but remains subject to approval by Concentric's shareholders. Eagle River, the holder of the majority of the Company's voting power, has approved the transaction. The parties have obtained the consent of Concentric's bond and preferred stock holders to certain amendments to those securities that are necessary to complete this transaction. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2000. The merger will be accounted under the purchase method of accounting.

     In January 2000, the Company agreed to acquire Eagle River's 50% interest in INTERNEXT, L.L.C. in exchange for approximately 3.4 million shares of Class A common stock of the corporation surviving the reorganization. Eagle River has since assinged its interest in INTERNEXT to Craig O. McCaw, who controls Eagle River. The acquisition, which is expected to close in the second quarter of 2000, will give the Company exclusive rights to "dark" fiber and empty conduits in the 16,000 mile, 50 city national broadband network that Level 3 is currently constructing. As this is a reorganization of entities under common control, Craig O. McCaw's 50% interest in INTERNEXT will be recorded by the Company at historical cost. Although this acquisition is part of the reorganization in connection with the Concentric acquisition, closing is not conditioned on the closing of the Concentric acquisition.


3.   LONG TERM DEBT FINANCING

     In February 2000, the Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion secured credit facility (the facility) with various lenders. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. At closing, the Company borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B.

     The security for the facility consists of all of the assets purchased with the proceeds of the facility, the stock of certain of the Company's direct subsidiaries, all assets of the Company and up to $125.0 million of its guaranteed debt, and all assets of certain of the Company's subsidiaries.

     Amounts drawn under the facility bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62-1/2 to 150 basis points over the alternate base rate and from 162-1/2 to 250 basis points over LIBOR, based on the ratio of the Company's consolidated total debt to annualized consolidated EBITDA. The applicable margin for the term loan B is fixed at 250 basis points over the alternate base rate and 350 basis points over LIBOR. Specific rates are determined by actual borrowings under each facility. Interest on the term loans and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period.

     The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12-1/2% Senior Notes due 2006 by April 15, 2005. The term loans A and B and the revolving credit facility provide for automatic and permanent quarterly reductions of the amount available for borrowing under those facilities, beginning on March 31, 2004. The term loan B contains nominal amortization provisions beginning March 31, 2004 until maturity.

     The facility contains certain covenants, which, among other things, limit additional indebtedness, certain investments and other transactions, and dividend payments.

4.   STOCK SPLIT

     In February 2000, the Company announced a two-for-one stock split, to be effected in the form of a stock dividend, effective for shareholders of record on June 1, 2000 and payable on June 15, 2000. The split is subject to shareholder approval of a proposed increase in the number of shares of the Company's common stock authorized for issuance. This proposal will be considered and voted on at the Company's May 24, 2000 annual meeting of shareholders.

5.   COMPREHENSIVE INCOME

     Comprehensive income includes the Company's net income, as well as changes in equity from other sources. The following table reflects the Company's calculation of comprehensive income for the three months ended March 31, 2000 and 1999, respectively (in thousands):

                                                                                                        THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                 ----------------------------------
                                                                                                   2000                     1999
                                                                                                 ---------                ---------
Earnings (loss) applicable to common shareholders.................................               $   9,809                 (118,886)
Other comprehensive (loss) income:
   Unrealized holding gains during the period ....................................                 111,145                  119,844
   Less: realized gains ..........................................................                (258,023)                      --
                                                                                                 ---------                ---------
Other comprehensive (loss) income ................................................               $(146,878)               $ 119,844

Comprehensive (loss) income applicable to common shareholders ....................               $(137,069)               $     958
                                                                                                 =========                =========

The Company's other changes in equity included in comprehensive income comprised unrealized gains and losses on available-for-sale investments. The Company's sale of an equity investment during the three months ended March 31, 2000 resulted in a realized gain of $225.1 million net of other costs associated therewith.

6.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

7.   REPORTABLE SEGMENTS

     The Company has two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": a switched telecommunication services segment and an Interactive Voice Response, or IVR, service segment. The core services, or switched telecommunications services, segment is the Company's largest segment and includes operations relating to the Company's bundled local and long distance switched services, dedicated services, shared tenant services, and long distance services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into geographic profit centers, or markets, within the United States. The Company's IVR services manages an IVR platform that is reported as a separate segment due to differences in technology requirements, sales and marketing strategy, and targeted customer base. There are no significant inter-segment transactions.

     The Company's segments contributed the following percentages to the Company's total:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------
                                                         2000        1999
                                                        ------      ------
Core Services and other:
     Revenue.........................................    94.8%       90.2%
     Net loss *......................................    99.5%       97.6%
Interactive Voice Response:
     Revenue.........................................     5.2%        9.8%
     Net loss * (excluding corporate overhead) ......     0.5%        2.4%

* The net loss figure excludes the impact of a $225.1 million gain from sale of an equity investment, which occurred in the first quarter of 2000.

8.   EARNINGS PER SHARE

                                                                                                     THREE MONTHS ENDED
(in thousands, except share and per share amounts)                                                        MARCH 31,
                                                                                             --------------------------------------
                                                                                                 2000                     1999
                                                                                             -------------            -------------
Net Income (loss) ................................................................           $      43,244            $    (102,286)
Preferred stock dividends and accretion of preferred stock redemption
   obligation, including issue costs .............................................           $     (33,435)           $     (16,600)
                                                                                             -------------            -------------
Earnings (loss) applicable to common shares ......................................           $       9,809            $    (118,886)

Weighted average shares (Basic): .................................................             135,400,858              109,515,906
Effect of dilutive securities:
     Stock options ...............................................................              21,809,389                       --
                                                                                             -------------            -------------
Diluted weighted average shares ..................................................             157,210,247              109,515,906
                                                                                             =============            =============

Per Share Amounts:
     Basic earnings (loss) per share .............................................           $        0.07            $       (1.09)
     Diluted earnings (loss) per share ...........................................           $        0.06            $       (1.09)

     Options to purchase 5.0 million shares of common stock and preferred securities that would convert to approximately 22.6 million shares of common stock were outstanding but not included in the computation of diluted earnings per share for the quarter ended March 31, 2000 as the effects were anti-dilutive.

     Options to purchase 12.4 million shares of common stock and preferred securities that would convert to 9.2 million shares of common stock were not included in the calculation of diluted earnings per share at March 31, 1999, as the effects were antidilutive.

9.   REDEEMABLE PREFERRED STOCK

     Shares of issued and outstanding preferred stock, redeemable in amounts equal to their respective aggregate liquidation preferences, are summarized in the table below (dollars in thousands):

                                              Shares Issued & Outstanding as of          Aggregate Liquidation Preference
                                             March 31, 2000    December 31, 1999     March 31, 2000        December 31, 1999
                                          --------------------------------------  -------------------------------------------
14% Senior Exchangeable
   Redeemable Preferred Stock (1) ...           8,817,206           8,324,796            $440,860             $425,952

6 1/2% Cumulative Convertible
   Preferred Stock (2) ..............           4,000,000           4,000,000            $200,000             $200,000

Series C Cumulative Convertible
   Participating Preferred Stock
   (3) ..............................             584,375                   -            $584,375                    -

Series D Convertible
   Participating Preferred Stock
   (3) ..............................             265,625                   -            $265,625                    -
                                          ======================================  ===========================================
Total                                          13,667,206          12,324,796          $1,490,860             $625,952
                                          ======================================  ===========================================

(1) The Company is required to redeem all of the shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

(2) The Company is required to redeem all of the shares outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

(3) In January 2000, the Company issued 584,375 shares of Series C cumulative convertible participating preferred stock and 265,625 shares of Series D convertible participating preferred stock to several Forstmann Little & Co. investment funds in exchange for $850.0 million. The Series C and Series D preferred stock are convertible into a total of 13,438,735 shares of the Company's Class A common stock, and provide for a 3.75% dividend payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and the Company may redeem the preferred stock at any time after the later of January 20, 2005 and the date when the Company has redeemed its 12-1/2% Senior Notes due 2006 in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing January 20, 2010.

     The Company's authorized capital stock also includes 7,850,000 shares of preferred stock, net of shares designated as redeemable preferred stock set forth above, as to which the rights and terms have not yet been designated. The Company may issue shares of preferred stock in one or more series upon authorization by its Board of Directors. Under the Company's Certificate of Incorporation, the Board of Directors has the authority to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

PART I.       FINANCIAL INFORMATION

Item 1(b)     Financial Statements

                             NEXTLINK CAPITAL, INC.
                                 BALANCE SHEETS
                  (AMOUNTS AS OF MARCH 31, 2000 ARE UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                            2000        1999
                                                        ----------  -----------
ASSETS
Cash in bank..........................................  $      100  $       100
                                                        ==========  ===========


SHAREHOLDER'S EQUITY
Common stock, no par value,
     1,000 shares authorized, issued and outstanding..  $      100  $       100
                                                        ==========  ===========

                             NOTES TO BALANCE SHEETS

1.   DESCRIPTION

     NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on its and NEXTLINK's 12-1/2% Senior Notes due April 15, 2006. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date. NEXTLINK Capital's sole source for the repayment of the 12-1/2% Senior Notes will be from the operations of NEXTLINK. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of NEXTLINK.


2.   BASIS OF PRESENTATION

     The interim financial statements are unaudited and have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

     Since 1996, we have provided high-quality telecommunications services to the rapidly growing business market. We believe that increasing usage of both telephone service and newer data and information services will continue to increase demand for telecommunications capacity, or bandwidth, and for new telecommunications services and applications.

     To serve our customers' broad and expanding telecommunications needs, we have assembled a unique collection of high-bandwidth local and national network assets. We intend to integrate these assets with advanced communications technologies and services in order to become one of the nation's leading providers of a comprehensive array of communications services and applications.

     To accomplish this:

          - we have built 31 high-bandwidth or broadband local networks in 19 states, generally located in the central business districts of the cities we serve, and we continue to build additional networks;

          - we have become the nation's largest holder of broadband fixed wireless spectrum with Federal Communications Commission, or FCC, licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers; and

          - we have acquired, through a joint venture known as INTERNEXT, rights to use unlit fiber optic strands, known as dark fiber, and an empty conduit in a national broadband network now being built to traverse over 16,000 miles and to connect more than 50 cities in the United States and Canada, including all of the largest cities that our current and planned local networks serve. By acquiring "dark" fiber rather than leasing "lit" fiber capacity, we have retained control over decisions on where and how to deploy existing or new generations of optical transmission equipment to enhance our network's capacity and performance. In January 2000, we entered into an agreement with our joint venture partner to acquire their 50% interest in INTERNEXT that we do not currently own.

     We currently offer our customers a variety of voice services and high-speed Internet access and through a recently announced private label agreement with Concentric Network Corporation, we offer additional data services, such as digital subscriber line, or DSL, services, integrated access services that combine voice and data and local and long distance service, Internet web hosting, support for e-commerce, and other customized data communications services.

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

     We are also deploying a technology called Digital Subscriber Line, or DSL, to meet the high bandwidth needs of those customers whose connection to our network remains over copper wire. DSL technology increases the effective capacity of existing copper telephone wires. We are installing our own DSL equipment to provide these services ourselves, and we also resell another provider's DSL services.

     Our networks support a variety of communications technologies, which permits us to offer customers a set of technology options to meet their changing needs, and introduce new technologies, as they become available. For example, we have begun to install Internet Protocol (IP) routers, which will enable us to carry Internet traffic more efficiently and to provide more data services. We also have been installing Asynchronous Transfer Mode (ATM) routers and switches in our local networks, which will enable us to meet the demands of large, high-volume customers.

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

The table below provides selected key operating data:

                                               AS OF MARCH 31,
                                              2000         1999      % CHANGE
                                             -------      -------    --------
OPERATING DATA (1):
Route miles (2)...........................     4,356        2,897       50.3%
Fiber miles (3)...........................   413,407      223,463       85.0%
On-net buildings connected (4)............     1,485          854       73.9%
Off-net buildings connected (5)...........    31,797       13,950      127.9%
Access lines in service (6)...............   521,139      224,713      131.9%
Employees ................................     3,872        2,539       52.5%

(1) The operating data includes 100% of the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.

(2) Route miles refers to the number of operational miles of the telecommunications path in which we own or lease fiber optic cables.

(3) Fiber miles refers to the number of operational route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.

(4) Represents buildings physically connected to our networks, excluding those connected by unbundled dominant local exchange carrier facilities.

(5) Represents buildings connected to our networks through leased or unbundled dominant carrier facilities.

(6) An access line is defined as a telephone connection between our facilities and a customer purchasing local telephone services. This connection does not include access line equivalents (ALEs), and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface (PRI) service is provided, which are counted as 23 access lines.

RESULTS OF OPERATIONS

     Revenue grew 118% to $105.8 million during the first quarter of 2000, from $48.6 million in the same period in 1999. Revenue reported consisted of the following components (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2000       1999      % CHANGE
                                              ---------------------------------
    Core services...........................  $  91,834   $ 34,869      163.4%
    Shared tenant services..................      4,038      3,013       34.0%
    Long distance telephone services........      4,478      5,939     (24.6)%
    Enhanced services.......................      5,499      4,765       15.4%
                                              ---------------------------------
    Total revenue...........................  $ 105,849   $ 48,586      117.9%
                                              =================================

     Core services revenue, consisting of bundled local and long distance, as well as dedicated services, grew 163% to $91.8 million from $34.9 million in the first quarter of 1999. This revenue growth can be attributed primarily to an increase in customer access lines installed, which was driven by growth in our existing markets, as well as expansion into new markets. At March 31, 2000, access lines in service totaled 521,139 compared to 224,713 as of March 31,1999, an increase of 132%. Access line installations grew 84% to 93,104 for the first quarter of 2000 compared to 50,531 in the same period of 1999.

     Through our NEXTLINK One subsidiary, we provide shared tenant services, including telecommunications management services, to groups of small and medium-sized businesses located in the same office building. The increase in revenue was attributable to growth in the number of buildings serviced and revenue from equipment sales.

     Revenue from our stand-alone long distance telephone services declined in the first quarter of 2000 from same period in 1999, primarily due to the conversion of those customers onto our local networks, as we began servicing those customers with our bundled local and long distance services. We expect this trend to continue in future periods.

     Enhanced services revenue consists primarily of interactive voice response, or IVR, services provided by our NEXTLINK Interactive subsidiary. IVR is a platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and access a variety of information by following a customized menu. Simultaneously, a profile of the caller is left behind for either our use or the use of our customer. Enhanced services revenue grew in the first quarter of 2000 as compared to the same period in 1999 due to increased demand from new and existing customers.

     The table below provides expenses by classification and as a percentage of revenue:

                               EXPENSE CLASSIFICATION AS A PERCENTAGE OF REVENUE
                                                 ($S IN THOUSANDS)
                               -------------------------------------------------
                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                 MARCH 31, 2000                 MARCH 31, 1999
                               -----------------              ------------------
                                          % OF                            % OF
                                AMOUNT   REVENUE               AMOUNT    REVENUE
                               --------  -------              --------   -------
   Costs and expenses:
      Operating..............  $ 76,021    71.8%              $43,699     90.0%
      Sales, General and
        Administrative.......    92,969    87.8%               52,334    107.7%
      Deferred compensation..     8,985     8.5%                1,059      2.2%
      Depreciation...........    40,383    38.2%               19,037     39.2%
      Amortization...........     5,613     5.3%                3,816      7.9%

     Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services and includes salaries, benefits and related costs of operations and engineering personnel.

Operating expenses increased 74% in the first quarter of 2000 to $76.0 million, an increase of $32.3 million over the same period in 1999. The increase was attributable to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand our switched local and long distance service businesses in existing and planned markets. We expect operating expenses to continue to increase in future periods in connection with our growth and expansion plans.

     Selling, general and administrative, or SG&A, expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, consulting and legal fees and equity in loss of affiliates. SG&A increased 78% to $93.0 million from $52.3 million in the first quarter of 1999. Consistent with the cost drivers of our operating expenses, the increase was primarily due to an increase in the number of our employees, as well as other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets.

     Deferred compensation expense was recorded in connection with compensatory stock options granted to employees and executives. Compensation expense is recognized over the vesting periods of the options based on the excess of the fair value of the stock options at the date of grant over the exercise price. Deferred compensation expense increased 748% in the first quarter of 2000 to $9.0 million relative to $1.1 million in the first quarter of 1999 due to the issuance of compensatory stock options to senior executives during the latter half of 1999 and in the first quarter of 2000.

     Depreciation expense increased 112% to $40.4 million from $19.0 million in the first quarter of 1999 primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with voice and data technologies.

     Interest expense increased 114% to $108.4 million from $50.7 million in the first quarter of 1999 due to an increase in our average outstanding indebtedness over the respective periods, resulting to a large extent from the issuance of senior notes in June 1999 and November 1999. In addition, we drew $375 million of our senior secured credit facility in the first quarter of 2000. For more information, see "Liquidity and Capital Resources."

     Interest income increased 126% to $44.6 million from $19.8 million in the first quarter of 2000. The increase in interest income corresponds with the increase in our cash and investment balances.

     Excluding our $225.1 million gain on sale of investment, we reported a net loss of $181.9 million for the period compared to a net loss of $102.3 million for the same quarter of 1999. The increased loss represents increases in costs associated with the expansion of our business as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Our business is capital-intensive and, as such, has and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. We believe, however, that over the long term this strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

CAPITAL USES

     During the first quarter of 2000, cash used in operating activities was $59.9 million, compared to $103.1 million used in the same period in the prior year due primarily to the timing of expenditures on accrued liabilities and timing of customer receipts. Our loss from operations, excluding deferred compensation, depreciation, and amortization, increased $15.7 million from $47.4 million to $63.1 million during the same period. The increase was primarily due to an increase in the number of employees and costs associated with the expansion of our business in existing and planned markets.

     Accounts receivable increased 36% relative to the balance at December
31, 1999, which was driven primarily by the increase in revenue. Other assets increased 228% primarily due to the inclusion in other assets of a $54.9 million receivable associated with the sale of an investment.

     In addition, during the first three months of 2000, we invested an additional $194.7 million in property and equipment, and acquisitions of telecommunications assets. In the first quarter, we also made a $26.7 million investment in Wispra Networks, our Canadian joint venture, which was the successful bidder for various fixed wireless licenses being auctioned by the Canadian government. The investment was made to fund amounts required to be paid by WISPRA Networks to the Canadian government as part of the auction procedures. The issuance of these licenses is subject to receipt of regulatory approvals.

     We expect to make substantial capital expenditures in 2000 and beyond relating to our existing and planned network development and operations. These expenditures include:

     - the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks, for expansion of existing networks and in networks to be constructed or acquired in new markets;

     - the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;

     -    the development of our comprehensive information technology platform;

     - the purchase and installation of equipment associated with the deployment of fixed wireless services using our LMDS spectrum;

     - funding of the commitments to build our national network, and related expenses we expect to incur in building our national network;

     - the purchase and installation of equipment associated with deployment of DSL and other data services;

     - the funding of the Wispra Networks Canadian joint venture, of which we are a member; and

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

     Also our proposed acquisition of Concentric may result in additional capital uses. Specifically, under the terms of the indenture governing Concentric's 12-3/4% Senior Notes due 2007 and the terms of Concentric's 13-1/2% Series B Senior Redeemable Exchangeable Preferred Stock, upon completion of the Concentric transaction we will be required to offer to repurchase those outstanding senior notes and shares of preferred stock at a purchase price equal to 101% of the principal amount of the senior notes and 101% of the liquidation preference of the shares of the preferred stock. As of March 31, 2000, the total principal amount of the Concentric senior notes and the liquidation preference of the shares of Concentric preferred stock outstanding were approximately $340.8 million. If we were required to utilize available cash to fund repurchase of all or a significant amount of Concentric's senior notes and preferred stock, it would reduce the amount of funds available to implement our business plan.

     Based on the current and historical trading prices of Concentric's senior notes and preferred stock, we do not expect that the holders of these notes and preferred stock will tender them for repurchase. However, if there is a significant adverse change in the market for these securities or an adverse change with respect to either of us or Concentric, it is likely that some or all of the Concentric senior notes and preferred stock will be tendered in the repurchase offer.

     In addition, our proposed acquisition of the 50% interest in INTERNEXT, L.L.C. will result in additional capital uses related to the construction of our national network. INTERNEXT entered into an agreement with Level 3 Communications to purchase interests in its 16,000 route mile national fiber optic network, in exchange for $700.0 million, payable as segments of the network are completed and accepted. We expect segments to be completed in 2000 and 2001.

CAPITAL RESOURCES

     As of March 31, 2000, we had unrestricted cash and investments of $3,038.8 million.

     SECURED CREDIT FACILITY. In February 2000, we and certain of our subsidiaries, as guarantors, entered into a $1.0 billion Secured Credit Facility (the facility) with various lenders. The security for the facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our subsidiaries, all assets of NEXTLINK and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries. A portion of the facility is available to provide working capital and for other general corporate purposes with the remainder available to provide financing for the construction, acquisition or improvement of telecommunication assets. The facility consists of a $387.5 million multi-draw term loan A, a $225.0 million term loan B, and a $387.5 million revolving facility. In addition, the facility may be increased by up to an additional $1.0 billion under certain circumstances. At closing, we borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B.

     The revolving credit facility and the term loan A mature on December 31, 2006, and the term loan B matures on June 30, 2007. The maturity date for each of the facilities may be accelerated to October 31, 2005 unless we have refinanced our $350 million 12-1/2% Senior Notes by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at our option, at the alternate base rate or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins.

     FORSTMANN LITTLE INVESTMENT. In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK, to be used to expand our networks and services, introduce new technologies and fund our business plan. The investment was completed in January 2000. In the transaction, the investors acquired shares of two series of convertible preferred stock that together are convertible into Class A common stock at a conversion price of $63.25 per share and provide for a 3.75% dividend payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and we may redeem the preferred stock at any time after the later of January 20, 2005 and the date we have redeemed our 12-1/2% Senior Notes due 2006 in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing January 20, 2010.

LIQUIDITY ASSESSMENT

     We believe that the amounts available under the secured credit facility and cash and marketable securities on hand and revenues from operations will provide sufficient funds for us to expand our business as planned and to fund operating losses until the latter half of 2001. However, the amount of future funding requirements will depend on a number of factors, including the success of our business, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including the obligation to fund the repurchase offer obligation with respect to Concentric's senior notes and preferred shares that will be triggered upon completion of the Concentric transaction, competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, or available borrowings under the secured credit facility, cash and investments on hand and cash generated from operations prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Some statements and information contained in this report are not historical facts, but are "forward-looking statements", as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "plans," "may," "will," "would," "could," "should," or "anticipates" or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

     - market development, the number of markets we expect to serve, and the expected number of addressable business lines in such markets;

     - network development, including those with respect to IP and ATM network and facilities development and deployment, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our national network;

     - liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

     -    statements with respect to the Concentric acquisition and its effects.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in this report and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, including, but not limited to:

     - general economic conditions in the geographic areas that we are targeting for communications services;

     - the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business;

     - access to sufficient debt or equity capital to meet our operating and financing needs;

     - the quality and price of similar or comparable communications services offered or to be offered by our competitors; and

     -    future telecommunications-related legislation or regulatory actions.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and the effective date of this SFAS has been deferred until issuance by the FASB. Management believes that the adoption of SFAS 133 will not materially impact the Company's results of operations or financial position.

     In January 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition," that will be effective for the Company's second quarter of the year ending December 31, 2000. The bulletin provides guidance for applying Generally Accepted Accounting Principles to revenue recognition, presentation, and disclosure in financial statements filed with the SEC. Management believes that the bulletin will not materially impact the Company's results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     NEXTLINK currently has instruments sensitive to market risk relating to exposure to changing interest rates and market prices. There have been no material changes in market risk since December 31, 1999.


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

     In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK in exchange for newly-created convertible preferred stock of NEXTLINK, to be used to expand our networks and services, introduce new technologies and fund our business plan. On January 20, 2000, pursuant to this agreement, we issued 584,375 shares of Series C cumulative convertible participating preferred stock to Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., a Delaware limited partnership, 265,075 shares of Series D convertible participating preferred stock held by Forstmann Little & Co. Equity Partnership-VI, L.P., a Delaware limited partnership, and 550 shares of Series D convertible participating preferred stock held by FL Fund, LP, a Delaware limited partnership, which are convertible into a total of 13,438,735 shares of our Class A common stock. Pursuant to the terms of the preferred stock, Nicholas C. Forstmann and Sandra
J. Horbach, both general partners at Forstmann Little, joined NEXTLINK's Board of Directors in January 2000. The offer and sale of the preferred stock was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.


Item 3.       Defaults Upon Senior Securities

                None.

Item 4.       Submission of Matters to a Vote of Security Holders

                None

Item 5.       Other Information

                None.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

2.1     --    Agreement and Plan of Merger and Share Exchange Agreement, dated
              January 9, 2000, by and among Concentric Network Corporation,
              NEXTLINK Communications, Inc., Eagle River Investments, L.L.C.
              and NM Acquisition Corp. (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on January 11, 2000)

3.1.1   --    Certificate of Incorporation of NEXTLINK Communications, Inc.
              (Incorporated herein by reference to exhibit 3.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications,
              Inc. (Commission File No. 333-53975))

3.1.2   --    Certificate of Amendment of Certificate of Incorporation of
              NEXTLINK Communications, Inc., dated August 25, 1999 (Incorporated herein by reference to exhibit 3.2 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

3.1.3   --    Certificate of Designation of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of 14%
              Senior Exchangeable Redeemable Preferred Shares and
              Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to the exhibit 4.2 filed with the Registration
              Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission
              File No. 333-53975))

3.1.4   --    Certificate of Designation of Powers, Preferences and Relative,
              Participating, Optional and Other Special Rights of 6-1/2%
              Cumulative Convertible Preferred Stock and Qualifications,
              Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 4.8 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No.
              333-53975))

3.1.5   --    Certificate of Designation of Powers, Preferences and Relative,
              Participating, Optional and Other Special Rights of Series C
              Cumulative Convertible Participating Preferred Stock and
              Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK
              Communications, Inc. and NEXTLINK Capital, Inc.)

3.1.6   --    Certificate of Designation of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of
              Series D Convertible Participating Preferred Stock and
              Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK
              Communications, Inc. and NEXTLINK Capital, Inc.)

3.2     --    By-laws of NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 3.2 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No.
              333-53975))

3.3     --    Articles of Incorporation of NEXTLINK Capital, Inc. (Incorporated
              herein by reference to exhibit 3.3 filed with the Registration
              Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK
              Capital, Inc. (Commission File No. 333-4603))

3.4     --    By-laws of NEXTLINK Capital, Inc. (Incorporated herein by
              reference to exhibit 3.4 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of
              NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc.
              (Commission File No. 333-4603))

4.1.1   --    Form of stock certificate of 14% Senior Exchangeable Redeemable
              Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended
              December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK
              Capital, Inc.)

4.1.2   --    Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration
              Statement on Form S-1 of NEXTLINK Communications, Inc.
              (Commission File No. 333-32001))

4.1.3   --    Form of stock certificate of 6-1/2% Cumulative Convertible
              Preferred Stock (Incorporated herein by reference to exhibit
              4.1.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and
              NEXTLINK Capital, Inc.)

4.1.4   --    Form of stock certificate of Series C Cumulative Convertible
              Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.4 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc.
              and NEXTLINK Capital, Inc.)

4.1.5   --    Form of stock certificate of Series D Convertible Participating
              Preferred Stock (Incorporated herein by reference to exhibit
              4.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and
              NEXTLINK Capital, Inc.)

4.2.1   --    Indenture, dated as of April 25, 1996, by and among NEXTLINK
              Communications, Inc., NEXTLINK Capital, Inc. and United States
              Trust Company of New York, as Trustee, relating to 12-1/2%
              Senior Notes due April 15, 2006, including form of global note
              (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications,
              L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and
              NEXTLINK Capital, Inc. (Commission File No. 333-4603))

4.2.2   --    First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications,
              L.L.C., NEXTLINK Capital, Inc. and United States Trust Company of
              New York, as Trustee (Incorporated herein by reference to exhibit
              4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and
              NEXTLINK Capital, Inc.)

4.2.3   --    Second Supplemental Indenture, dated June 3, 1998, amending
              Indenture dated April 25, 1996, by and among NEXTLINK
              Communications, Inc., NEXTLINK Capital, Inc. and United States
              Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No.
              333-53975))

4.3.1   --    Indenture dated September 25, 1997 between United States Trust
              Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No.
              333-77577))

4.3.2   --    First Supplemental Indenture, dated June 3, 1998, amending
              Indenture dated September 25, 1997, by and between NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK
              Communications, Inc.(Commission File No. 333-53975))

4.4.1   --    Indenture, dated March 3, 1998, between United States Trust
              Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc.
              and NEXTLINK Capital, Inc.)

4.4.2   --    First Supplemental Indenture, dated June 3, 1998, amending
              Indenture dated March 3, 1998, by and between NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK
              Communications, Inc. (Commission File No. 333-53975))

4.5.1 -- Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.5.2   --    First Supplemental Indenture, dated June 3, 1998, amending
              Indenture dated April 1, 1998, by and between NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK
              Communications, Inc. (Commission File No. 333-53975))

4.6     --    Indenture, dated November 12, 1998, by and among NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as trustee relating to the 10-3/4% Senior Notes due 2008
              (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications,
              Inc. (Commission File No. 333-71749))

4.7     --    Indenture, dated June 1, 1999, by and among NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10-3/4% Senior Notes due 2009
              (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended
              September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK
              Capital, Inc.)

4.8     --    Indenture, dated June 1, 1999, by and among NEXTLINK
              Communications Inc. and United States Trust Company of Texas, as
              Trustee, related to the 12-1/4% Senior Discount Notes due 2009
              (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended
              September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK
              Capital, Inc.)

4.9     --    Indenture, dated November 17, 1999, by and among NEXTLINK
              Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10-1/2% Senior Notes due 2009

              (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK
              Communications, Inc. (Commission File No. 333-30388))

4.10    --    Indenture, dated November 17, 1999, by and among NEXTLINK
              Communications, Inc. and United States Trust Company of Texas, as
              Trustee, relating to the 12 1/8% Senior Discount Notes due 2009
              (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK
              Communications, Inc. (Commission File No. 333-30388))

10.1    --    Stock Option Plan of NEXTLINK Communications, Inc. as amended
              (Incorporated herein by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2    --    Employee Stock Purchase Plan of NEXTLINK Communications, Inc.
              (Incorporated herein by reference to exhibit 10.2 filed with the Registration Statement on Form S-4 of NEXTLINK Communications,
              Inc. (Commission File No. 333-53975))

10.3    --    NEXTLINK Communications, Inc. Change of Control Retention Bonus
              and Severance Pay Plan (Incorporated herein by reference to exhibit 10.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and
              NEXTLINK Capital, Inc.)

10.4    --    Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December
              31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital,
              Inc.)

10.5    --    Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. and Wendy P. McCaw
              (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.6    --    Registration Right Agreement, dated as of June 30, 1999, between
              NEXTLINK Communications, Inc. and Craig O. McCaw (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK
              Communications, Inc. and NEXTLINK Capital, Inc.)

10.7    --    Registration Rights Agreement dated as of January 20, 2000, between NEXTLINK Communications, Inc. and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C and D convertible preferred stock (Incorporated herein by reference to exhibit 10.7 filed with the Annual Report on Form 10-K for the year ended December
              31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital,
              Inc.)

10.8    --    Registration Rights Agreement, dated January 14, 1999, between
              NEXTLINK Communications, Inc. and the Holders referred to therein. (Incorporated herein by reference to exhibit 10.2 filed with the current report on Form 8-K filed on January 19, 1999)

10.9    --    Employment Agreement, effective September 21, 1999, by and between
              Daniel Akerson and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.10   --    Letter agreement, dated June 9, 1998, between NEXTLINK
              Communications, Inc. and Jan Loichle (Incorporated herein by reference to exhibit 10.10 filed with the Annual Report on Form
              10-K for the year ended December 31, 1999 of NEXTLINK
              Communications, Inc. and NEXTLINK Capital, Inc.)

10.11   --    Employment Agreement, dated as of January 3, 2000, by and between
              Nathaniel A. Davis and NEXTLINK Communications, Inc.
              (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.12   --    Fiber Lease and Innerduct Use Agreement, dated February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber
              Network, Inc. (Incorporated herein by reference to

               exhibit 10.5 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.13   --    Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated
              March 4, 1998, by and between NEXTLINK Communications, Inc. and
              Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc.
              and NEXTLINK Capital, Inc.)

10.14   --    Cost sharing and IRU Agreement, dated July 18, 1998, between Level
              3 Communications, LLC and INTERNEXT LLC. (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form
              10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.15   --    Guaranty Agreement, dated July 18, 1998, between NEXTLINK
              Communications, Inc. and Level 3 Communications, LLC.
              (Incorporated herein by reference to exhibit 10.7 filed with the quarterly report on Form 10-Q for the quarterly period ended
              September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK
              Capital, Inc.)

10.16   --    Credit and Guaranty Agreement, dated as of February 3, 2000, among
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

21      --    Subsidiaries of the Registrant (Incorporated herein by reference to exhibit 21 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and
              NEXTLINK Capital, Inc.)

27      --    Financial Data Schedule

               (b)  Reports on Form 8-K

                    (1) Current Report on Form 8-K dated January 11, 2000, reporting under Item 5 that NEXTLINK Communications, Inc. had entered into an Agreement and Plan of Merger and Share Exchange Agreement with Concentric Network Corporation and Eagle River Investments, LLC.

                    (2) Current Report on Form 8-K dated January 24, 2000, reporting under Item 5 the closing of the previously announced $850 million investment by Forstmann Little & Co. in NEXTLINK Communications, Inc.

                    (3) Current Report on Form 8-K dated February 16, 2000, reporting under Item 5 certain details regarding the Concentric acquisition and the closing of the previously announced $1 billion credit facility with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers, and certain subsidiaries of NEXTLINK, as guarantors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





                             NEXTLINK Communications, Inc.



Date: May 15, 2000           By: /s/ Mark S. Gunning
                                 -----------------------------------------------
                             Mark S. Gunning
                             Senior Vice President and Chief Financial Officer
                             (Principal financial and accounting officer)





                             NEXTLINK Capital, Inc.



Date: May 15, 2000           By: /s/ Mark S. Gunning
                                 -----------------------------------------------
                             Mark S. Gunning
                             Senior Vice President and Chief Financial Officer
                             (Principal financial and accounting officer)